Form 10-Q
period 2011-03-31
Asia Leechdom Holding Corp
filed 2011-05-16
CIK 1510489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-54274

ASIA LEECHDOM HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3552219
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No.55 Miyun Road
Nankai District, Tianjin City, 300111
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 22 27640191
(Registrant’s telephone number, including area code)

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]         No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]         No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	39,840,605

Asia Leechdom Holding Corporation
Quarterly Report on Form 10-Q
Three Months and Nine Months Ended March 31, 2011

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASIA LEECHDOM HOLDING CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

Page(s)
Financial Statements
Consolidated Balance Sheets March 31, 2011 and June 30, 2010	2
Consolidated Statements of Income and Comprehensive Income Three and Nine Months Ended March 31, 2011 and 2010	3
Consolidated Statements of Cash Flows Nine Months Ended March 31, 2011 and 2010	4
Notes to Consolidated Financial Statements	5 - 18

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2011	June 30, 2010
	(Unaudited)
Current Assets:
Cash and equivalents	$14,650,306	$14,498,707
Accounts receivable, net	16,986,573	11,442,034
Other receivables	993,999	113,923
Advances to material suppliers	6,187,694	2,849,511
Inventory	7,973,240	7,261,216
Due from related party	352,185	1,893,114
Subscriptions receivable	-	3,007,224
Total Current Assets	47,143,997	41,065,729

Property, Plant & Equipment, net	22,277,044	15,457,266
Advances to equipment suppliers	12,793,111	6,612,116
Deposit for asset acquisition	-	5,577,640
Construction in Progress	2,727,599	2,241,428
Intangible Assets, net	14,428,519	6,475,476
Total Assets	$99,370,270	$77,429,655

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$4,716,267	$3,536,584
Accounts payable	3,975,155	2,170,676
Unearned revenue	620,690	1,255,195
Other payables	1,013,176	1,985,857
Taxes payable	3,893,048	3,257,483
Due to related party	299,975	2,506,118
Accrued expenses	248,203	211,383
Total Current Liabilities	14,766,514	14,923,296

Long Term Liabilities
Long-term loans	289,997	-
Deferred tax liability	241,664	146,780
Total Liabilities	15,298,175	15,070,076

Stockholders' Equity:
Common stock,$0.001 par value, 200,000,000 shares authorized; 39,840,605 shares issued and outstanding as of March 31, 2011 and June 30, 2010	39,841	39,841
Additional paid-in-capital	10,139,120	10,139,120
Accumulated other comprehensive income	4,383,468	1,456,983
Statutory reserve	2,818,503	1,904,135
Retained earnings	66,691,164	48,819,499
Total Stockholders' Equity	84,072,095	62,359,578
Total Liabilities and Stockholders' Equity	$99,370,270	$77,429,655

The accompanying notes are an integral part of these consolidated financial statements.

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net Revenue	$23,517,492	$18,821,514	$65,162,340	$48,249,014

Cost of Revenue	13,609,715	9,524,027	35,611,726	24,072,734

Gross Profit	9,907,777	9,297,487	29,550,614	24,176,280

Operating Expenses
Selling	353,478	176,910	839,973	481,180
Research and development	325,983	453,157	702,512	1,125,902
General and administrative	675,128	388,484	2,640,917	825,282
Total operating expenses	1,354,589	1,018,551	4,183,402	2,432,364

Income From Operations	8,553,188	8,278,936	25,367,212	21,743,916

Other Income (Expense)
Interest income	1,376	8,671	5,287	31,383
Interest expense	-67,742	-75,109	-173,796	-233,421
Other income	245,866	75,695	755,982	198,468
Other expense	-	-23,651	-649,156	-71,842
Total other (expenses) income	179,500	-14,394	-61,683	-75,412

Income Before Income Taxes	8,732,688	8,264,542	25,305,529	21,668,504

Provision For Income Taxes	2,268,033	2,109,066	6,519,499	5,546,235

Net Income	6,464,655	6,155,476	18,786,030	16,122,269

Other Comprehensive Income (Loss)	819,579	-43,910	2,926,485	106,397

Comprehensive Income	$7,284,234	6,111,566	$21,712,515	16,228,666

Earnings Per Share
Basic	$0.16	0.19	$0.47	0.50
Diluted	$0.16	0.19	$0.47	0.50

Weighted average number of common shares outstanding
Basic	39,840,605	32,310,758	39,840,605	32,310,758
Diluted	39,840,605	32,310,758	39,840,605	32,310,758

The accompanying notes are an integral part of these consolidated financial statements.

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$18,786,030	$16,122,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782,525	548,567
Deferred taxes	87,395	109,833
(Increase) / decrease in current assets:
Accounts receivable	-4,844,982	-842,553
Other receivables	-879,857	-26,909
Advances to material suppliers	-3,165,230	-1,130,092
Due from related party	3,600,197	-108,551
Inventory	-410,315	-2,097,188
Increase / (decrease) in current liabilities:
Accounts payable	1,686,327	-1,013,872
Other payables	-343,200	-556,868
Due to related party	-4,565,046	124,946
Taxes payable	496,422	455,352
Accrued expenses	27,873	-147,323
Unearned revenue	-671,925	2,268,644
Total Adjustments	-8,199,816	-2,416,014
Net cash provided by operating activities	10,586,214	13,706,255

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to equipment suppliers	-5,808,490	-2,306,497
Purchase of intangible assets	-3,671,925	-
Purchase of property, plant & equipment	-4,760,555	-45,403
Investments in construction in progress	-389,530	-708,791
Net cash used in investing activities	-14,630,500	-3,060,691

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	1,498,192	351,466
Repayment of loans	-190,000	-
Collections on subscriptions receivable	3,007,224	-
Payment of financing costs	-682,109	-
Net cash provided by financing activities	3,633,307	351,466

NET (DECREASE)/ INCREASE IN CASH AND EQUIVALENTS	-410,979	10,997,030

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	562,578	197,263

CASH AND EQUIVALENTS, BEGINNING BALANCE	14,498,707	5,495,176

CASH AND EQUIVALENTS, ENDING BALANCE	$14,650,306	$16,689,469

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for:

Interest	$143,504	$163,143
Income taxes	$6,315,210	$5,267,109

The accompanying notes are an integral part of these consolidated financials statements.

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Note 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Asia Leechdom Holding Corp. (hereinafter referred to as “Asia Leechdom” or the “Company”), formerly, Bay Peak 6 Acquisition Corp., was organized under the laws of the State of Arizona, in 2004, as VT French Services, Inc. (“VTFS”), a wholly owned subsidiary of Visitalk Capital Corporation, (“VCC”), which in turn was a wholly owned subsidiary of Visitalk.com (“Visitalk”). As part of Visitalk’s Chapter 11 reorganization plan, Asia Leechdom was a shell company with no assets or operations. VCC was authorized by the Visitalk plan to be the reorganized debtor. Effective September 11, 2008, the name of the Company was changed from VT French Services, Inc. to Bay Peak 6 Acquisition Corp., in connection with the Company’s redomestication to Nevada. On June July 28, 2010, the Company changed its name to Asia Leechdom Holding Corp., in connection with its reverse acquisition of Asia Leechdom Holding Corp. (“ALH”), a New Jersey corporation. As a result of the reverse acquisition, the Company now conducts its operations in the People’s Republic of China (the “PRC”) through ALH’s wholly owned PRC subsidiary, Tianjin BOAI Pharmaceutical Company Ltd. (“BOAI Pharmaceutical”) and its second tier subsidiary, Tianjin BOAI Leechdom Technique Co., Ltd. (“BOAI Leechdom”).

On May 28, 2010, the Company completed a reverse acquisition through a share exchange with ALH, whereby the Company issued the sole shareholder of ALH, 32,310,758 shares of the Company’s common stock, par value $0.001, for 100% of ALH’s issued and outstanding capital stock. ALH thereby became the Company’s wholly owned subsidiary and its subsidiary, BOAI Pharmaceutical, became the Company’s indirect subsidiary. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”, the Company recorded this merger as a recapitalization which consolidated the Company, ALH and BOAI Pharmaceutical and treated the Company as a shell at the time of the merger. According to 805-10-55-13, “the acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings), is significantly larger than that of the other.” Since the Company was a shell at the time of the merger while ALH had operations through its acquisition of BOAI Pharmaceutical and was significantly larger than the Company was, under ASC 805, ALH was considered the acquirer. Because the transaction was accounted for as a recapitalization and not a business combination, pro forma information is not presented.

ALH was incorporated on June 20, 2007 in New Jersey. On July 5, 2007, ALH acquired 100% of the shares of BOAI Pharmaceutical for $1,260,000. The acquisition of BOAI Pharmaceutical was treated as an acquisition by an entity under common control as Mrs. Xuecheng Xia, the major shareholder of BOAI Pharmaceutical was also an ALH director and held an option to purchase equity interests in ALH from ALH’s sole shareholder. As a result the acquisition was accounted for at historical cost in a manner similar to that in pooling of interests accounting.

ALH, through its Chinese subsidiaries BOAI Pharmaceutical and Tianjin BOAI Leechdom Technique Co., Ltd., is engaged in the research and development, manufacture, distribution and technical support of pharmaceutical products.

BOAI Pharmaceutical was formed as a PRC company on August 6, 2001. On June 24, 2010, BOAI Pharmaceutical increased its registered capital to $7,175,405. The operations of BOAI Pharmaceutical are based in Tianjin, China.

BOAI Leechdom was formed as a PRC company on March 17, 1999 in Tianjin China. On May 10, 2005, pursuant to a shareholder resolution, BOAI Leechdom reduced its registered capital by $120,788 which was owned by Huan Bo Hai Investment Service Company. After this capital reduction, the registered capital of BOAI Leechdom is now $483,150.

On August 8, 2007, the original shareholders of BOAI Leechdom transferred their respective equity in BOAI Leechdom to BOAI Pharmaceutical. After the acquisition, BOAI Pharmaceutical became the sole shareholder of BOAI Leechdom. BOAI Pharmaceutical and BOAI Leechdom were under common control prior to the acquisition as the shareholders of BOAI Pharmaceutical were also the owners of BOAI Leechdom before the acquisition. Accordingly, the acquisition of the 100% equity interest in BOAI Leechdom by BOAI Pharmaceutical was accounted for at historical cost in a manner similar to that in pooling of interests accounting with ALH being the ultimate parent entity of BOAI Leechdom.

On February 27, 2010, Chenghai Du, the Company’s controlling stockholder, entered into a series of call option agreements with each of Ma Dan, Xia Xuecheng, Wang Yan, Wang Yansheng, He Haiwei and Tian Mengchun, the original shareholders and managements of BOAI Pharmaceutical (the “Option Holders”), pursuant to which Mr. Du granted each of them an option to acquire an amount of shares equal to 90% of the shares the Company’s common stock issued to Mr. Du in the reverse acquisition, at an exercise price of $0.0001 per share. Each of them had the right to exercise their option during the period commencing on the date of the option agreement and ending on the fifth anniversary of the date thereof.

On November 25, 2010, pursuant to the purchase agreement dated on May 8, 2010, the Company, through two of its subsidiaries, acquired 100% of the registered capital of Tianjin Qi Shi Leathers Ltd (“TQSHL”) and changed TQSHL’s name to Tianjin Boai Bio-Pharmaceutical Co., Ltd. The acquisition of TQSHL was accounted for as an asset acquisition as the acquiree had no current operations and did not have any operations since 2008. BOAI Leechdom invested RMB 2,600,000 in TQSHL and BOAI Pharmaceutical invested RMB 37,400,000 to increase its registered capital from RMB 2,600,000 to RMB 40,000,000. The purchase price of RMB 80,000,000, which included RMB 40,000,000 (approximately $6.1 million of liability assumed) was allocated to the assets acquired based on their relative fair value. The Company assigned RMB 50,906,841 (approximately $7.8 million) to the land use right, RMB 29,093,159 (approximately $4.4 million) to building.

Note 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries BOAI Pharmaceutical and BOAI Leechdom. All significant inter-company accounts and transactions were eliminated in the combination.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available when the estimates are made. However, actual results could differ materially from those results.

Foreign currency transactions and comprehensive income (loss)

The accounts of BOAI Pharmaceutical and BOAI Leechdom were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with ASC 830, “Foreign Currency Matters,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, “Comprehensive Income” as a component of shareholders’ equity.

Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Cash and equivalents

For Statement of Cash Flows purposes, BOAI Pharmaceutical considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and equivalents.

Accounts receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for accounts receivable was $0 and $146,780 as of March 31, 2011 (unaudited) and June 30, 2010.

Inventory

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. The management compares the cost of inventory with the net realizable value and an allowance is made for writing down the inventory to its net realizable value, if lower than the cost.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the following estimated useful lives of the assets:

Buildings	20 years
Machinery and equipments	5-10 years
Office equipments	5 years
Vehicle	8-10 years

Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment at least annually, or periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment.”

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360. To the extent estimated future undiscounted net cash flows attributable to the asset are less than its carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the nine months ended March 31, 2011 and 2010, respectively.

Revenue recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT) and product return or sales discount allowance. The Company does not offer unconditional right of return to its customers.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized.

If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advances to material suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses, approximate their fair market value due to the short-term nature of these instruments.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

Construction in progress

Construction in progress is stated at cost, unless events or circumstances indicate that cost cannot be recovered, in which case the carrying value is reduced to estimated fair value. Estimated fair value: (i) is based on the Company’s plans for the development of each property; and (ii) considers the cost to complete and the estimated fair value of the completed projects.

Direct construction, development costs, property taxes and other related costs to the construction projects are capitalized during periods those activities which are necessary to get the projects ready for its intended use. Capitalization ends when the construction is substantially completed and a project is ready for its intended use.

Research and development

Research and development costs are expensed as incurred.

Segment reporting

The Company follows the provisions of ASC 280, “Segment Reporting,” for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker has been identified as the Chief Executive Officer.

The Company operates in two reportable business segments - (1) pharmaceutical manufacturing and (2) medicine wholesale. The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

The following table presents a summary of operating information for the three and nine months ended March 31, 2011 (unaudited) and 2010 (unaudited) and balance sheet information as of March 31, 2011 (unaudited) and June 30, 2010:

Nine Months Ended March 31, 2011	Pharmaceutical Manufacturing	Medicine Wholesale	Inter-segment Elimination	Non-operating Entities	Consolidated Total
Net Sales	$26,267,658	$39,244,671	$(349,989)	$-	$65,162,340
Interest Income (expense)	(114,741)	(53,768)	-	-	(168,509)
Depreciation and Amortization	342,267	277,865	-	162,393	782,525
Segment assets	62,142,171	47,861,538	(41,007,308)	30,373,869	99,370,270
Segment net income (loss) before tax	12,194,168	13,874,306	-	(762,945)	25,305,529

Three Months Ended March 31, 2011	Pharmaceutical Manufacturing	Medicine Wholesale	Inter-segment Elimination	Non-operating Entities	Consolidated Total
Net Sales	$8,237,859	$15,298,685	$(19,052)	$-	$23,517,492
Interest Income (expense)	(43,950)	(22,415)	-	-	(66,365)
Depreciation and Amortization	133,929	101,488	-	111,580	346,997
Segment assets	62,142,171	47,861,538	(41,007,308)	30,373,869	99,370,270
Segment net income (loss) before tax	3,207,654	5,760,632	-	(235,598)	8,732,688

	Nine Months Ended	Three Months Ended
Reconciliation of segment to consolidated incomes	March 31, 2011	March 31, 2011

Total segment income (Operating entities)	$26,068,474	$8,968,286
Total segment income (Non-operating entities)	(762,945)	(235,598)
Consolidated income before income taxes	$25,305,529	$8,732,688

Reconciliation of segment to consolidated assets
	As of March 31, 2011	As of June 30, 2010
Total segment assets (Operating entities)	$110,003,709	$86,923,741
Total segment assets (Non-operating entities)	30,373,869	10,355,722
Elimination of intersegment receivables	(41,007,308)	(19,829,808)
Consolidated assets	$99,370,270	$77,449,655

Nine Months Ended March 31, 2010	Pharmaceutical Manufacturing	Medicine Wholesale	Inter-segment Elimination	Non-operating Entities	Consolidated Total
Net Sales	$19,868,540	$28,593,459	$(212,985)	$-	$48,249,014
Interest Income (expense)	(84,522)	(47,238)	-	(70,278)	(202,038)
Depreciation and Amortization	303,182	245,385	-	-	548,567
Segment assets	45,933,363	32,088,235	(12,847,302)	1,481,296	66,655,592
Segment net income (loss) before tax	10,019,406	11,720,575	-	(71,477)	21,668,504

Three Months Ended March 31, 2010	Pharmaceutical Manufacturing	Medicine Wholesale	Inter-segment Elimination	Non-operating Entities	Consolidated Total
Net Sales	$7,267,930	$11,602,241	$(48,657)	$-	$18,821,514
Interest Income (expense)	(25,329)	(17,684)	-	(23,425)	(66,438)
Depreciation and Amortization	108,023	81,628	-	-	189,651
Segment assets	45,933,363	32,088,235	(12,847,302)	1,481,296	66,655,592
Segment net income (loss) before tax	3,475,152	4,812,816	-	(23,426)	8,264,542

	Nine Months Ended	Three Months Ended
Reconciliation of segment to consolidated incomes	March 31, 2010	March 31, 2010
Total segment income (Operating entities)	$21,739,981	$8,287,968
Total segment income (Non-operating entities)	(71,477)	(23,426)
Consolidated income before income taxes	$21,668,504	$8,264,542

Recent accounting pronouncements

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends FAS 141(R), as incorporated into ASC 805, and eliminated the distinction between contractual and non-contractual contingencies. Under the updated standard an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in ASC 450, “Contingencies” to determine whether the contingency should be recognized as of the acquisition date or after it. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of such standard had no material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” as incorporated into ASC 820, “Fair Value Measurements and Disclosures”. The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what FASB ASC 820 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This guidance is effective for interim and annual periods ended after June 15, 2009, but entities may early adopt this guidance for the interim and annual periods ended after March 15, 2009. The adoption of such standard had no material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events,”which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The statement is effective for interim and annual periods ended after June 15, 2009. The standard was subsequently amended by FASB Accounting Standards Update (“ASU”) 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated.

In June 2009, the FASB issued FASB ASU 2009-01, which amends ASC 105, “Generally Accepted Accounting Principles” (“Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” ) , which establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles in the United States (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC”. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates.

In August 2009, the FASB issued ASU 2009-5, “Measuring Liabilities at Fair Value”. ASU 2009-05 amends ASC 820, “Fair Value Measurements”. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of such standard had no material impact on our consolidated financial statements.

In September 2009, the Emerging Issues Task Force reached final consensus on ASU 2009-13, “Revenue Arrangements with Multiple Deliverables”. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of such standard had no material impact on our consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This ASU amends ASC 810, “Consolidation”, eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This ASU is effective for years beginning after November 15, 2009, which for the Company is July1, 2010, with earlier adoption prohibited. The Company believes the adoption of ASU 2009-17 would not have a material effect on its consolidated financial statements.

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company determined the adoption of this guidance had no material impact on its financial statements.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU 2010-20 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, but was not elected.

Note 3 - INVENTORY

Inventory consists of the following as of March 31, 2011 (unaudited) and June 30, 2010:

	2011	2010
Supplies, packing and raw materials	$918,692	$1,177,057
Finished goods	6,395,291	5,311,841
Work in process	659,257	772,319
Total	$7,973,240	$7,261,216

Note 4 - ADVANCE TO MATERIAL SUPPLIERS

The Company advanced payments to several medicine and package materials suppliers to support increasing production with competitive procurement cost. As of March 31, 2011, the Company made deposits of $6,187,694. The deposit will be reclassified to the respective accounts under inventory upon delivery and transfer of legal titles.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2011 (unaudited) and June 30, 2010:

	2011	2010
Building and improvements	$23,438,145	$16,273,307
Machinery and equipment	953,291	915,816
Office equipment	448,769	91,660
Vehicles	555,183	480,185
Total	25,395,388	17,760,968
Less: Accumulated Depreciation	(3,118,344)	(2,303,702)
Net	$22,277,044	$15,457,266

Depreciation (unaudited) for the three months ended March 31, 2011 and 2010 was $258,972 and $189,464, respectively. Depreciation (unaudited) for the nine months ended March 31, 2011 and 2010 was $711,365 and $530,484, respectively.

As of March 31, 2011 (unaudited) and June 30, 2010, the net book value of buildings pledged as collateral for bank loans were $9,047,906 and $9,509,877, respectively. See Note 9.

Note 6 - ADVANCE TO EQUIPMENT SUPPLIERS

The Company advanced payments to several equipment suppliers in order to support increasing production with competitive procurement cost. As of March 31, 2011, the Company made total deposits in the amount of $12,793,111 and expects to pay approximately $7.8 million moving forward. The deposit will be reclassified to the respective accounts under fixed asset upon delivery and transfer of legal titles.

Note 7 - CONSTRUCTION IN PROGRESS

As of March 31, 2011 (unaudited) and June 30, 2010, the construction in progress of the Company consisted of an office building.

As of March 31, 2011 (unaudited), BOAI Leechdom expects to pay an additional $92,580 to complete the construction of this office building.

Note 8- INTANGIBLE ASSETS

As of March 31, 2011 (unaudited) and June 30, 2010, the Company has intangible assets including Paclitaxel ongoing project, pharmaceutical production permits, land use right and software.

	2011	2010
Pharmaceutical production permits	$351,049	$337,594
Paclitaxel	6,563,090	6,311,540
Land use right	7,875,749	101,782
Software	3,689	2,132
Total	14,793,577	6,753,046
Less: Accumulated Amortization	(365,058)	(277,570)
Net	$14,428,519	$6,475,476

The pharmaceutical production permits were obtained in December 2001, updated in January 2006 and 2011, and are valid until January 2016. With these production permits, the Company is authorized to manufacture certain types of Chinese medicines.

The Company obtained the Paclitaxel cell cultivation method from Tsinghua University in 2009 and paid approximately $6.0 million as of March 31, 2011 (unaudited). The first payment of approximately $3.0 million was paid in early 2009 when the Company obtained all Paclitaxel cell cultivation information. The second payment of approximately $3.0 million was paid in 2009 after the Company successfully completed trial production. The third payment will be paid once the scale production is proven successful. At March 31, 2011, the amount due $457,890 was in other payables. See Note 10.

Our technology could increase the success ratio and consistency of the produced product to treat patients with lung, ovarian, breast, head and neck cancer. We intend to ramp up the scale and enter into commercial production once the new facility for Paclitaxel production is available.

Note 9 – LOANS

Short-term loans payable at March 31, 2011 (unaudited) and June 30, 2010 comprised of the following:

Description		2011	2010
Loans payable to Tianjin Agriculture Credit Union Bank:
Due by January 28, 2011. Interest at 5.841% p.a.	$		$1,467,800
Due by March 8, 2011. Interest at 5.841% p.a.			278,882
Due by May 10, 2011. Interest at 5.841% p.a.		366,312	352,272
Due by July 7, 2011. Interest at 5.841% p.a.		76,315	-

Loans payable to Tianjin Bank :
Due by January 28, 2011. Interest at 5.841% p.a.			1,247,630
Due by August 1, 2011. Interest at 4.425% p.a.	2,747,340
Due by November 8, 2011. Interest at 5.841% p.a.	1,526,300
Loan payable to Midi Investment Inc	-	190,000
Total Short-term Loans	$4,716,267	$3,536,584

Long-term loans include a bank loan of $289,997 that bears interest on daily balance at 5.841% from Tianjin Agriculture Credit Union Bank and is due on April 13, 2012.

The bank loans are secured by buildings owned by the Company. See Notes 5.

Note 10- OTHER PAYABLES

Other payables consist of the following as of March 31, 2011 (unaudited) and June 30, 2010:

	2011	2010
Non-related party payable	$111,263	$544,786
Acquired Paclitaxel ongoing project	457,890	440,340
Employees payable(a)	229,966	147,333
Funds and Insurance payable(b)	144,428	754,723
Welfare payable	69,629	98,674
Total	$1,013,176	$1,985,857

(a) Employees payable represents advances from employees for various payments made on behalf of the Company. This payable is due on demand and bears no interest.

(b) Funds and insurance payable includes $682,109 financing fees as of June 30, 2010 and was paid in July 2010.

Note 11 - TAXES PAYABLE

Taxes payable consist of the following as of March 31, 2011 (unaudited) and June 30, 2010:

	2011	2010
VAT payable	$1,198,545	$977,278
Income tax payable	2,318,014	2,057,856
Other levies	376,489	222,350
Total	$3,893,048	$3,257,483

Note 12 - INCOME TAXES

The Company utilizes ASC 740, "Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.

Beginning January 1, 2008, in the PRC the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate applicable to both DES and FIEs. The two years tax exemption and three years 50% tax reduction tax holiday for production-oriented FIEs were eliminated.

The provision for income taxes for the three and nine months ended March 31, 2011 (unaudited) and 2010 (unaudited) consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Income tax expense - current	$2,228,029	$2,072,502	$6,277,835	$5,436,288
Income tax expense - deferred	40,004	36,564	241,664	109,947
Total provision for income taxes	$2,268,033	$2,109,066	$6,519,499	$5,546,235

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended March 31, 2011 (unaudited) and 2010 (unaudited):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
Tax at statutory rate	35%		35%		35%		35%
Foreign tax rate difference	(10%	)	(10%	)	(10%	)	(10%	)
Other items (a)	1.0%		0.5%		0.8%		0.6%
Total	26.0%		25.5%		25.8%		25.6%

(a)	Primarily expenses incurred by the Company’s overseas holding companies not subject to PRCincome tax

Note 13 - RELATED PARTY TRANSACTIONS

Acquisition

On November 25, 2010, pursuant to the purchase agreement dated on May 8, 2010, the Company, through two of its subsidiaries, acquired 100% interest of the registered capital of TQSHL and changed the name to Tianjin BOAI BIO-PHARMACEUTICAL CO., LTD. The Company paid RMB 40,000,000 to purchase 100% of TQSHL from the original shareholders. In addition, the subsidiaries paid another RMB 40,000,000 for the assumed debt.  On August 19, 2010, Guoping Li, the original shareholder of TQSHL, transferred his equity shares in TQSHL to Jincheng Xia which is a family member of the Company's Chief Executive Officer, Xuecheng Xia. On October 30, 2010, Jincheng Xia transferred his equity shares in TQSHL to Tianjin BOAI Leechdom Technique Co., Ltd, the subsidiary of Tianjin BOAI Pharmaceutical Co., Ltd.

Due from related parties

As of March 31, 2011 (unaudited), the Company advanced $352,185 to drug chain stores. The major shareholder of the Company has a significant influence on the operations of these chain stores. These loans were unsecured and due on demand.

Due to related parties

As of March 31, 2011 (unaudited), the Company received a loan of $299,975 from its major shareholder and Chief Executive Officer, Xuecheng Xia. The loan was unsecured and due on demand.

Note 14 - STATUTORY RESERVES

As stipulated by Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i)	Making up cumulative prior years' losses, if any;
ii)

Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; and

iii)	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company’s subsidiaries allocated 10% of their net income to surplus.

Note 15 - EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.” The following demonstrates the calculation for earnings per share for the three and nine months ended March 31, 2011 (unaudited) and 2010 (unaudited):

	Three Months		Nine Months
	2011	2010	2011	2010
Basic earnings per share
Net Income	$6,464,655	$6,155,476	$18,786,030	$16,122,269
Weighted average number of common shares outstanding-Basic	39,840,605	32,310,758	39,840,605	32,310,758
Earnings per share-Basic	$0.16	$0.19	$0.47	$0.50

Diluted earnings per share
Net Income	$6,464,655	$6,155,476	$18,786,030	$16,122,269
Weighted average number of common shares outstanding-Basic	39,840,605	32,310,758	39,840,605	32,310,758
Effect of exercise of options and warrants	0	0	0	0
Weighted average number of common shares outstanding-Diluted	39,840,605	32,310,758	39,840,605	32,310,758

Earnings per share-Diluted	$0.16	$0.19	$0.47	$0.50

Note 16 - EQUITY PLACEMENTS

From March to June 2010, the Company sold 4,287,381 shares of common stock and 835,477 common stock warrants for $10,705,311. Each Warrant permits the holder to purchase one share of common stock from the Company for $2.51. The Warrants expire five years after issuance. The Company paid the Placement Agent $935,000 and 675,317 shares of common stock, at $2.51 a share, a total of $2,630,046.

In connection with this financing, the Company and its controlling shareholders entered into Side Letter Agreements with the investors which required the Company's controlling shareholders to surrender Company shares to the Investors if the Company failed to reach certain income thresholds for the years ending June 30, 2009, 2010 and 2011. The 2009 and 2010 thresholds were met. Another condition was that the Company become a “reporting company” within the meaning of Rule 144 under the Securities Act of 1933, as amended, within 180 days following the closing of such financing, and file a registration statement with respect to its Common Stock on Form 10 with the SEC before December 31, 2010. The Company did not meet this obligation on the required date but obtained the extension from the investors and filed Form 10 on February 14, 2011.

Pursuant to a bridge loan settlement agreement dated May 25, 2010 with China Boai Hunter, LLC, the Company issued 239,044 shares of common stock and 298,805 common stock purchase 3-year warrants. Each Warrant permits the holder to purchase one share of common stock from the Company for $2.51. The fair value of shares and warrants issued for this settlement of $600,000 and $226,947 was accounted for as additional interest expense on the settlement date. The fair value of the warrant was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 43.9%; Risk free interest rate: 1%, Expected term: 2.92 years.

The fair value of outstanding warrants issued in conjunction with the June 2010 equity financing was $835,477 as of March 31, 2011 (unaudited). The fair value of the warrants at March 31, 2011 was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 49.6%; Risk free interest rate: 1.76%, Expected term: 4.17 -4.25 years. The fair value of the warrants has been accounted for as cost of raising equity.

Note 17 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are all carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 18 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors represent those which accounted for 10% or more of the Company’s net revenue or purchase, respectively.

One customer accounted for 16.1% and 11.5% of net revenue for the three months ended March 31, 2011 and 2010, respectively. The Company’s accounts receivable from this customer was $554,830 and $468,896 as of March 31, 2011 and 2011 respectively, representing 3.27% and 4.64% of total accounts receivable. No customer accounted for 10% or more of net revenue for the nine months ended March 31, 2011 (unaudited) or 2010 (unaudited).

One vendor provided 17.4% and 27.8% of the Company’s purchases of raw materials and goods for the three and nine months ended March 31, 2011, respectively. The Company’s accounts payable to this vendor was $1,181 as of March 31, 2011. Two vendors provided 36.7% of the Company’s purchases of raw materials and goods for the three months ended March 31, 2010, with the vendors individually accounting for 24.5% and 12.2%, respectively. At March 31, 2010, the total payable balance to these vendors was $288,529, representing 9.3% of total accounts payable. One vendor provided 10.3% of the Company’s purchases of raw materials for the nine months ended March 31, 2010. The Company’s accounts payable to the vendor was $51,054 as of March 31, 2010, representing 1.6% of total accounts payable.

Note 19- COMMITMENTS AND CONTINGENCIES

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China, the central bank of China. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

As of March 30, 2011 (unaudited), the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of March 31, 2011 (unaudited).

Note 20 – SUBSEQUENT EVENTS

There were no significant subsequent events occurring after March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified under the “Risk Factors” heading in our Registration Statement on Form 10, filed on February 14, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

  "ALH" are to Asia Leechdom Holding Corporation, a New Jersey corporation;

  "Company," "we," "us," or "our," are references to the combined business of Asia Leechdom Holding Corporation, a Nevada corporation, together with its wholly-owned subsidiary, ALH, and ALH’s wholly-owned subsidiary, BOAI Pharm, and BOAI Pharm’s wholly-owned subsidiary, BOAI Leechdom, and majority-owned subsidiary, BOAI Bio-Pharm;

  “China,” the “state” and “PRC” are references to the People’s Republic of China;

  the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “BOAI Bio-Pharm” are references to Tianjin BOAI Bio-Pharmaceutical Co., Ltd., a PRC limited company;

  “BOAI Pharm” are references to Tianjin BOAI Pharmaceutical Co., Ltd., a PRC limited company;

  “BOAI Leechdom” are references to Tianjin BOAI Leechdom Technique Co., Ltd., a PRC limited company;

  “RMB” are to Renminbi, the legal currency of China; and “U.S. dollar,” “USD” or “$,” are to the legal currency of the United States of America; and

  the “Securities Act” are to Securities Act of 1933, as amended.

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of our Business

We are a producer and distributor of pharmaceutical products including a variety of medical supplies, prescription and over-the-counter, or OTC, drugs in China and abroad. Through our wholly-owned PRC subsidiary, BOAI Pharm and BOAI Pharm’s wholly-owned subsidiary, BOAI Leechdom, we currently produce and sell 42 medicines and distribute over 7,000 medicines and medical devices for third-party producers and manufacturers. We market our products through a sales network covering 23 provinces and municipalities in China, including Beijing, Shanghai, Shandong, and Guangdong. We also sell our products through import-export traders to customers in North America, Europe and East Asia.

We produce our products at our 3,428 square meter production facility located in Tianjin, China. We currently operate 9 production lines, each serving the following product formats: (1) ointment, (2) pill, (3) tablet, (4) syrup, (5) granule, (6) capsule, (7) orally taken liquid, (8) plaster and (9) extract; and further separated into liquid preparations (such as ointment and syrup) and solid preparations (such as tablets, pills and granules). We recently obtained land use rights for another 85,938.92 square meters of property for construction of an additional production facility in Tianjin. We expect to complete the initial phase of construction for this new facility by August 2011.

We generate revenues from the sale and distribution of our products and other third party products in China and abroad. For the fiscal years ended June 30, 2010, 2009 and 2008, total revenue was $68,166,997, $49,489,066 and $32,381,120, respectively, and our net income for the same years was $21,750,626, $15,460,736 and $11,125,217, respectively.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended March 31, 2011, which resulted in growth in our revenue and net income. The following are some financial highlights for the first quarter:

  Revenue: Revenue increased $4.7 million, or 25.0%, to $23.5 million for the three months ended March 31, 2011, from $18.8 million for the 2010 period.

  Gross Profit: Gross profit increased $0.6 million, or 6.6%, to $9.9 million for the three months ended March 31, 2011, from $9.3 million for the 2010 period.

  Income from operations: Income from operations increased $0.3 million, or 3.3%, to $8.6 million for the three months ended March 31, 2011, from $8.3 million for the 2010 period.

  Fully diluted net income per share: Fully diluted net income per share was $0.16 for the three months ended March 31, 2011, as compared to $0.19 for the 2010 period.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth key components of our results of operations for the three months ended March 31, 2011 and 2010, both in dollars and as a percentage of our net revenues.

	2011		2010
		As a		As a
		percentage of		percentage
	In Dollars	net revenues	In Dollars	of net revenues
Revenues	$23,517,492		$18,821,514
Cost of Goods Sold	13,609,715	57.9%	9,524,027	50.6%
Gross Profit	9,907,777	42.1%	9,297,487	49.4%
Operating Expenses	1,354,589	5.8%	1,018,551	5.4%
Operating Income	8,553,188	36.4%	8,278,936	44.0%
Income Taxes	2,268,033	9.6%	2,109,066	11.2%
Net Income	$6,464,655	27.5%	$6,155,476	32.7%

Revenues. We had revenues of $23,517,492 for the three months ended March 31, 2011, an increase of $4,695,978, or 25.0%, compared to $18,821,514 for the three months ended March 31, 2010. The increase was due to the sales of our pharmaceutical products and our wholesale distribution businesses. Sales of our pharmaceutical products, including inter-company sales, for the three months ended March 31, 2011 increased by $969,929, or 13.4%, compared to the 2010 period.

We also recorded $15,298,685 in revenue for the three months ended March 31, 2011, from our wholesale distribution business, an increase of $3,696,444, or 31.9%, compared to the 2010 period. The sales growth in the 2011 period was primarily due to our continuous marketing efforts in expanding new geographic reach and overall increased market demand for some current products, such as the FuFangYiMuCao Gel, YiQiRunChang Gel and the PuDiLanXiaoYan Tablet.

Cost of Goods Sold and Gross Profit. Our cost of goods sold consists of raw materials, labor costs and production overhead. In the three months ended March 31, 2011, our cost of goods sold increased by 42.9%, from $9,524,027 to $13,609,715, compared to the 2010 period. The increase of cost of sales in the 2011 period is attributable to our increase in sales. However, the disparity in growth between revenue and cost of goods sold is mainly attributable to the stronger sales of our lower margin wholesale products and higher manufacturing cost, such as increased labor and materials cost, of our pharmaceutical products during the 2011 period. During the three months ended March 31, 2011, the gross margin of our wholesale distribution business was 36.7%, compared to 42.8% in the 2010 period. The gross margin of our pharmaceutical production business was 52.0% in the three months ended March 31, 011, compared to the 59.6% margin in the 2010 period. The overall result was a decrease in our gross margin from 49.4% in the three months ended March 31, 2010 to 42.1% in the 2011 period.

Operating expenses. Our operating expenses increased by 33.0%, from $1,018,551 in the three months ended March 31, 2010, to $1,354,589 in the 2011 period. The increase is primarily due to higher selling and administrative expenses for the three months ended March 31, 2011. Selling expenses increased 99.8%, from $176,910 for the three months ended March 31, 2010, to $353,478 in the 2011 period. General and administrative expenses increased 73.8%, from $388,484 for the three months ended March 31, 2010, to $675,128 in the 2011 period. The increase in selling and administrative expenses in 2011 compared to 2010 was primarily due to increased sales workforce, higher payroll expenses, professional fees in connection with our becoming a public company (such as accounting, legal and financial consulting fees) and depreciation expense. Our total “other income (expense)” for the three months ended March 31, 2011 did not change significantly compared to the 2010 period, except for the increase of other income of $170,171 mainly attributable to consulting and rental income

Income Taxes. Income taxes for the three months ended March 31, 2011 was $2,268,033, compared to $2,109,066 for the 2010 period. The Company’s effective tax rate was 26.0% for the three months ended March 31, 2011, compared to 25.5% for the 2010 period.

Net Income. Our net income was $6,464,655 for the three months ended March 31, 2011, compared to $6,155,476 for the three months ended March 31, 2010. The 5.0% increase in net income during the 2011 period was mainly due to sales growth.

Nine months Ended March 31, 2011 Compared to Nine months Ended March 31, 2010

The following table sets forth key components of our results of operations for the nine months ended March 31, 2011 and 2010, both in dollars and as a percentage of our net revenues.

	2011		2010
		As a		As a
		percentage of		percentage
	In Dollars	net revenues	In Dollars	of net revenues
Revenues	$65,162,340		$48,249,014
Cost of Goods Sold	35,611,726	54.7%	24,072,734	49.9%
Gross Profit	29,550,614	45.3%	24,176,280	50.1%
Operating Expenses	4,183,402	6.4%	2,432,364	5.0%
Operating Income	25,367,212	38.9%	21,743,916	45.1%
Income Taxes	6,519,499	10.0%	5,546,235	11.5%
Net Income	$18,786,030	28.8%	$16,122,269	33.4%

Revenues. We had revenues of $65,162,340 for the nine months ended March 31, 2011, an increase of $16,913,326, or 35.1%, compared to $48,249,014 for the nine months ended March 31, 2010. The increase was due to the sales of our pharmaceutical products and our wholesale distribution businesses. Sales of our pharmaceutical products, including inter-company sales, for the nine months ended March 31, 2011 increased by $6,399,118, or 32.2%, compared to the 2010 period. We also recorded $39,244,671 in revenue for the nine months ended March 31, 2011, from our wholesale distribution business, an increase of $10,651,212, or 37.3%, compared to the 2010 period. The sales growth in the 2011 period was primarily due to our continuous marketing efforts in expanding new geographic reach and overall increased market demand for some current products, such as the FuFangYiMuCao Gel, YiQiRunChang Gel and the PuDiLanXiaoYan Tablet.

Cost of Goods Sold and Gross Profit. Our cost of goods sold consists of raw materials, labor costs and production overhead. In the nine months ended March 31, 2011, our cost of goods sold increased by $11,538,992, from $24,072,734 to $35,611,726, compared to the 2010 period. The increase of cost of sales in the 2011 period is attributed to our increase in sales. However, the disparity in growth between revenue and cost of goods sold is mainly attributable to the stronger sales of our lower margin wholesale products and higher manufacturing cost, such as increased labor and materials cost, of our pharmaceutical products during the 2011 period. During the nine months ended March 31, 2011, the gross margin of our wholesale distribution business was 36.6%, compared to 42.4% in the 2010 period. The gross margin of our pharmaceutical production business was 57.8% in the nine months ended March 31, 011, compared to 60.7% in the 2010 period. The overall result was a decrease in our gross margin from 50.1% in the nine months ended March 31, 2010 to 45.3% in the 2011 period.

Operating expenses. Our operating expenses increased by 72.0%, from $2,432,364 in the nine months ended March 31, 2010, to $4,183,402 in the 2011 period. The increase is primarily due to higher selling and administrative expenses for the nine months ended March 31, 2011. Selling expenses increased 74.6%, from $481,180 for the nine months ended March 31, 2010, to $839,973 in the 2011 period. General and administrative expenses increased 220.0%, from $825,282 for the nine months ended March 31, 2010, to $2,640,917 in the 2011 period. The increase in selling and administrative expenses in 2011 compared to 2010 was primarily due to increased sales promotion activities, higher payroll expenses, professional fees in connection with our becoming a public company (such as accounting, legal and financial consulting fees) and depreciation expenses Our total “other income (expense)” for the nine months ended March 31, 2011 did not change significantly compared to the 2010 period, but we recognized $591,108 other income due to materials sold, which is offset by $579,243 other expense due to inventory impairment loss mainly caused by a natural disaster, in the 2011 period.

Income Taxes. Income taxes for the nine months ended March 31, 2011 was $6,519,499, compared to $5,546,235 for the 2010 period. The Company’s effective tax rate was 25.8% for the nine months ended March 31, 2011, compared to 25.6% for the 2010 period.

Net Income. Our net income was $18,786,030 for the nine months ended March 31, 2011, compared to $16,122,269 for the nine months ended March 31, 2010. The 16.5% increase in net income was during the 2011 period was mainly due to sales growth.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and equivalents of $14.7 million. The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the nine months ended March 31, 2011 and 2010.

	2011	2010
Net cash provided by (used in) operating activities	$10586,214	$13,706,255
Net cash used in investing activities	14,630,500	3,060,691
Net cash (used in) provided by financing activities	3,633,307	351,466
Effect of exchange rate changes in cash and cash equivalent	562,578	197,263
Net increase (decrease) in cash and cash equivalents	151,599	11,194,293
Cash and cash equivalents at beginning of the period	14,498,707	5,495,176
Cash and cash equivalent at end of the period	$14,650,306	$16,689,469

Operating Activities

Net cash provided by operating activities was $10.6 million for the nine months ended March 31, 2011, a 22.8% decrease from $13.7 million in net cash generated from operating activities for the 2010 period. Such a decrease was primarily attributed to changes in operating assets and liabilities which aggregated to a net cash outflow of $9,069,736 for the nine months ended March 31, 2011, an increase by $5,995,322 from a net cash outflow of $3,074,414 during 2010 period. As reflected in our cash flows, the changes included:

  cash outflows from accounts receivable, other receivable, and advances to material suppliers were $6,890,515 primarily affected by the increase of our sales revenue;

  cash inflows from inventory were $1,686,873 mainly due to vendors’ improved responsiveness to deliver materials ordered by us; and

  cash inflows from accounts payable and other payables were $2,913,867 primarily attributed to the timing of payments to vendors; and cash outflows from due to related party were $4,689,992 primarily attributed to our repayment of loans to related parties; and cash outflows from unearned revenue were $2,940,569 mainly due to our more aggressive promotion activities.

Investing Activities

Net cash used in investing activities was $14.6 million for the nine months ended March 31, 2011, compared to $3.1 million net cash used in investing activities for the 2010 period. Such increase was primarily due to cash outflows from higher advances to equipment suppliers of $3,501,993 to increase production capacity and from higher investment in properties and land use rights of $8,387,077 to secure new space for future expansion.

Financing Activities

Net cash provided by financing activities increased to $3.6 million during the nine months ended March 31, 2011, compared to $0.4 million during the 2010 period. The increase was mainly attributable to our increased net borrowing from local banks of $1,498,192 and collections on subscriptions receivable of $3,007,224 from our June 2010 private placement.

Capital Expenditures

Our capital expenditures were $14,630,500 and $3,060,691 for the nine months ended March 31, 2011 and 2010, respectively. Our capital expenditures in the 2011 period were mainly used to acquire land usage rights and properties in Tianjin, and advance to equipment suppliers in connection with our planned expansion of production capacity. As of March 31, 2011 and 2010, we had cash and equivalents of $14,650,306 and $16,689,469, respectively, primarily consisting of cash on hand and demand deposits. As of March 31, 2011, we expect to make additional capital expenditures of approximately RMB 51 million (unaudited) (approximately $7.8 million) for the construction of buildings and purchase of equipment relating to construction of our new production facilities in Tianjin. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Loan Commitments

The growth of our Company has been funded by capital contributions, initially from our founders and in May and June 2010 approximately $10.7 million capital raised by the sale of our securities to investors. As of March 31, 2011 and June 30, 2010 we had $5,006,264 and $3,536,584, respectively, in short and long term loans. All our current loans are secured by our properties.

The following table summarizes our short and long term loans outstanding as of March 31, 2011.

Bank	Amount	Maturity	Interest	Duration
		Date	Rate
Tianjin Agriculture Credit Union Bank	$366,312	May 10, 2011 *	5.841%	1 year
Tianjin Agriculture Credit Union Bank	$76,315	July 7, 2011	5.841%	1 year
Tianjin Agriculture Credit Union Bank	$289,997	April 13, 2012	5.841%	1 year
Tianjin Bank	$2,747,340	August 1, 2011	4.425%	1 year
Tianjin Bank	$1,526,300	November 8, 2011	5.841%	1 year
Total	$5,006,264	--	--	--
* The company is in the process of renewing the loan and expects to complete in the 4th quarter.

Obligations under Material Contracts

Except with respect to the loan obligations disclosed under the “Loan Commitments” heading and the obligations discussed below, we have no obligations to pay cash or deliver cash to any other party.

On September 30, 2008, we entered into a technology transfer agreement with Tsinghua University, pursuant to which we obtained the Paclitaxel cell cultivation method for RMB 43 million (approximately $6.6 million) . We received the technology in December 2008 in connection with our initial payment of approximately $3.0 million, and made a second payment of approximately $3.0 million in March, 2009, when we successfully completed trial production. As of March 31, 2011, we had paid approximately $6.0 million were obligated to make a third and final payment of approximately $0.6 million once we are able to successfully produce on a large scale.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those under “Management's Discussion and Analysis of Results of Operations and Financial Condition” in our Registration Statement on Form 10 filed on February 14, 2011.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of March 31, 2011 and December 31, 2010 was $0.3 million and $0 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2011, would decrease net income before provision for income taxes by approximately $12,500, or less than 1% for the three months ended March 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollars, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollars financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollars of 5% would increase (decrease) our comprehensive income by approximately $3.3 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2011. As of March 31, 2011, our accumulated other comprehensive income was $4.4 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of RMB against the U.S. dollars and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, RMB has not been pegged to the U.S. dollars. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, RMB may appreciate or depreciate significantly in value against the U.S. dollars in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Xuecheng Xia, and our Chief Financial Officer, Mr. Shuyuan Chang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Ms. Xia and Mr. Chang, determined that, as of March 31, 2011, and as of the date of this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed under “Risk Factors” in our Registration Statement on Form 10, filed on February 14, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	ASIA LEECHDOM HOLDING CORPORATION

	By:	/s/ Xuecheng Xia
Xuecheng Xia, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shuyuan Chang
Shuyuan Chang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)