Form 10-K
period 2011-06-30
Asia Leechdom Holding Corp
filed 2011-10-13
CIK 1510489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [X]	Smaller reporting company [_]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	39,840,605

Asia Leechdom Holding Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2011

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, factors such as: plans to expand our exports outside of China; plans to increase our production capacity and the anticipated dates that such facilities may commence operations; our ability to obtain additional funding for our continuing operations and to fund our expansion; our ability to meet our financial projections for any financial year; our ability to retain our key executives and to hire additional senior management; continued growth of the Chinese economy and industries demanding our products; our ability to secure at acceptable prices the raw materials we need to produce our products; political changes in China that may impact our ability to produce and sell our products in our target markets; general business conditions and competitive factors, including pricing pressures and product development; and changes in our relationships with customers and suppliers. Additional disclosures regarding factors that could cause our results and performance to differ from results or anticipated performance are discussed in Item 1A, “Risk Factors” included herein.

Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Use of Certain Defined Terms

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

  “BOAI Bio-Pharm” are references to Tianjin BOAI Bio-Pharmaceutical Co., Ltd., a PRC limited company;

  “BOAI Pharm” are references to Tianjin BOAI Pharmaceutical Co., Ltd., a PRC limited company;

  “BOAI Leechdom” are references to Tianjin BOAI Leechdom Technique Co., Ltd., a PRC limited company;

  “RMB” are to Renminbi, the legal currency of China; and “U.S. dollar,” “USD” or “$,” are to the legal currency of the United States of America (RMB 6.4635 = $1.00 for its June 30, 2011 audited balance sheet, with the exception of the equity accounts, and RMB 6.6118 = $1.00 for its June 30, 2010 audited balance sheets, with the exception of the equity accounts; the equity accounts were stated at their historical rate; the average exchange rates applied to the income statement and statement of cash flows for the years ended June 30, 2011 and 2010 were RMB 6.6278 and RMB 6.7237, respectively); and

  the “Securities Act” are to Securities Act of 1933, as amended.

In this statement we are relying on and we refer to information and statistics regarding the pharmaceutical industry that we have obtained from cited sources throughout. This information is publicly available for free and has not been specifically prepared for us for use or incorporation in this report or otherwise.

PART I

ITEM 1.	BUSINESS.

Overview

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

We also export our products through third-party exporters to customers in North America, Europe and East Asia. Our subsidiary, BOAI Pharm is the original design manufacturer, or ODM, for twelve products branded by both domestic and international pharmaceutical companies. Our ODM Products, including products sold under the “American Ginseng Tea,” “Wild Ginseng Tea,” and “Ginseng Tea,” brands are exported to end-users in Canada, Europe and Asia through the Northern International Group Tianjin Pharmaceutical Import and Export Co., Ltd., or Northern International. We receive product orders from Northern International along with a deposit for such products. We then arrange for the production, packaging and transportation of the product to a warehouse designated by Northern International and then receive payment. Northern International is obligated to pay us for such products, regardless of their sales. Sales revenue from our exported ODM products was $4.65 million and $ 3.62 million for fiscal years ended June 30, 2010 and 2011, respectively, and accounted for 6.82% and 3.78% of total revenue, respectively, during such periods.

We produce our products at our 3,438.40 square meter production facility located in Tianjin, China. We currently operate 9 production lines, each serving the following product formats: (1) ointment, (2) pill, (3) tablet, (4) syrup, (5) granule, (6) capsule, (7) orally taken liquid, (8) plaster and (9) extract; and further separated into liquid preparations (such as ointment and syrup) and solid preparations (such as tablets, pills and granules). We recently obtained land use rights for another 85,938.92 square meters of property for construction of an additional production facility in Tianjin. We expect to complete the initial phase of construction for this new facility by November 2011.

We generate revenues from the sale and distribution of our products and other third party products in China and abroad. For the fiscal years ended June 30, 2011, 2010 and 2009, total revenue was $95,736,002, $68,166,997, and $49,489,066, respectively, and our net income for the same periods was $27,600,363, $21,750,626 and $15,460,736, respectively.

Our Corporate History and Background

We were organized under the laws of the State of Arizona, in 2004, as VT French Services, Inc., a wholly owned subsidiary of Visitalk Capital Corporation, (“VCC”), which in turn was a wholly owned subsidiary of Visitalk.com (“Visitalk”). As part of Visitalk’s Chapter 11 reorganization plan, discussed in more detail below, we were established as a shell company with no assets or operations and VCC was authorized by the Visitalk plan to be the reorganized debtor. Effective September 11, 2008, our name was changed from VT French Services, Inc. to Bay Peak 6 Acquisition Corp., in connection with our redomestication to Nevada. On July 28, 2010, we changed our name to Asia Leechdom Holding Corp., in connection with our acquisition of Asia Leechdom Holding Corp. (“ALH”), a New Jersey corporation, discussed in more detail below. As a result of the acquisition, we are now engaged in the production and distribution of pharmaceutical products including a variety of medical supplies, prescription and over-the-counter, or OTC, drugs. We currently produce and sell 42 medicines and distribute over 7,000 medicines and medical devices for third-party producers and manufacturers.

Visitalk Bankruptcy and Reorganization

On November 29, 2000, Visitalk, an Arizona technology company, filed an original petition for bankruptcy. Often in a technology bankruptcy, there are limited tangible assets to dispose of and, as in the case of Visitalk, the alternative to a Chapter 11 “reorganization” is a Chapter 7 “liquidation.” An estimate, filed with the Court, determined that a Chapter 7 liquidation would give a minimal return to Visitalk’s creditors (post and pre-petition) and other claimants. In February 2001 Visitalk engaged Aztoré Holdings, Inc., or Aztoré, a financial advisory company with experience in rehabilitating technology companies, to advise on the filing of a plan of reorganization. Aztoré and its affiliates subsequently loaned Visitalk in excess of $1.2 million during the bankruptcy process, for use as working capital and for investment in the further development of Visitalk’s technology.

In 2001 an initial reorganization plan, the First Plan, was developed and filed and was confirmed by the Bankruptcy Court on September 11, 2001. However, due to the impact of the September 11, 2001 terrorist attacks on the capital markets, the First Plan could not be adequately funded and was withdrawn in 2002. On August 8, 2004, the Bankruptcy Court confirmed Visitalk’s Second Joint Plan of Reorganization (the “Plan”). The Plan provided that the reorganized debtor would become a new holding company which was identified in the Plan as VT Equities Corp (“VTEC”), a Nevada corporation. The Plan calls for the merger of Visitalk with and into VTEC, such that, upon the filing of the Articles of Merger in both Arizona and Nevada, VTEC became the surviving entity in the merger and the reorganized debtor and Visitalk was dissolved in accordance with Arizona law. Prior to the filing of the Articles of Merger, VTEC changed its name to Visitalk, Inc., and upon the filing of the Articles of Merger on again changed its name Visitalk Capital Corporation, or VCC. Other co-proponents defined in the Plan were affiliates “formed or to be formed before the Effective Date.” The affiliates were the operating subsidiaries specifically named in the Plan, as well as ten additional subsidiaries referred to as “VT Language Specific One, Inc.” through “VT Language Specific Ten, Inc.” These companies were not identified at the time of the Plan since the debtor had not identified the specific countries in which it intended to pursue opportunities, however, pursuant to the Plan confirmation, and formed prior to the Effective Date, the following companies were formed: 1. VT Arabic Services, Inc., 2. VT Chinese Services, Inc., 3. VT Dutch Services, Inc., 4. VT French Services, Inc., our predecessor company, 5. VT German Services, Inc., 6. VT Hispanos Services, Inc., 7. VT Italian Services, Inc., 8. VT Japanese Services, Inc., 9. VT Korean Services, Inc., and 10. VT Portuguese Services, Inc.

Article 5 of the Plan authorized VCC, upon Plan confirmation, to issue its securities and securities of the operating subsidiary companies to former Visitalk creditors and claimants in satisfaction of their allowed claims. Depending on their Class as defined in the Plan, such creditors and claimants received securities in either VCC alone, or in VCC and each of the operating subsidiary companies. The securities distributed pursuant to the Plan were either debt, common stock and warrants, or warrants only. All securities issued in accordance with the Plan were issued pursuant to Section 1145 of Title 11 of the United States Code, or the “Bankruptcy Code”, which provides that an offer or sale of a security issued by a debtor or an affiliate of the debtor participating with the debtor in a joint plan, pursuant to a plan of reorganization in exchange for a claim against or an interest in the debtor, or principally in exchange and partially for cash or property to any person who is not an underwriter (as defined in Section 1145(b) of the Bankruptcy Code) is exempt from the registration requirements of Section 5 of the Securities Act and any applicable securities laws. In accordance with the Plan, upon Plan confirmation, Aztoré became VCC’s largest shareholder, VCC became the largest shareholder of each of the operating subsidiary companies, and the principals of Aztore, Michael S. Williams and Lanny R. Lang, became officers and directors of both VCC and its operating subsidiary companies.

Accordingly, upon the formation of VT French Services, Inc., VCC purchased shares of common stock for either par value or for the amount necessary to pay the legal fees and stock issue fees of the formation, in accordance with Article 18.1 of the Plan. The initial capitalization of VT French Services, Inc. was 40,000 shares of common stock issued to VCC for $1,000 cash, and VT French Services issued an additional 5,000,000 shares of common stock to VCC to acquire a technology rights license from VCC, in accordance with Article 18.4 of the Plan. In accordance with U.S. generally accepted accounting principles for transactions involving entities under common control, no value was given to the technology rights license. As a result of the foregoing issuances, VCC wholly owned VT French Services, Inc. at its formation, through its ownership of all its 5,040,000 shares of issued and outstanding common stock.

In September 2008, Bay Peak, LLC acquired 39,190,574 newly issued shares of VT French Services, Inc. common stock for an aggregate purchase price of $47,812.50, pursuant to a stock purchase agreement between Bay Peak, LLC and VT French Services, Inc. As a result of this transaction, Mr. Cory Roberts, the principal of Bay Peak, LLC, became the controlling shareholder, chief executive officer and director of VT French Services, Inc., and Mr. Williams resigned from his positions as officer and director, but Mr. Lang continued to serve as a director and secretary of the Company. The securities issued to Bay Peak, LLC were issued in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. Our reliance upon Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the shares took place directly between the offeree and us.

ALH Acquisition and Warrant Financing

ALH Acquisition

Prior to May 28, 2010, we were a shell company and had no operations. On May 28, 2010, we completed an acquisition through a share exchange with ALH, whereby we issued the sole shareholder of ALH, 32,310,758 shares of our common stock, par value $0.001, for 100% of the issued and outstanding capital stock of ALH. ALH thereby became our wholly-owned subsidiary and its subsidiary, BOAI Pharm, became the Company’s indirect subsidiary. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations,” the Company recorded this merger using the recapitalization method which consolidated the Company, ALH and BOAI Pharm and treated the Company as a shell at the time of the merger. According to ASC 805-10-55-13, “the acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings), is significantly larger than that of the other.” Since the Company was a shell at the time of the merger while ALH had operations through its acquisition of BOAI Pharm and was significantly larger than the Company was, under ASC 805, ALH was considered the acquirer.

Upon the closing of the acquisition on May 28, 2010, Mr. Cory Roberts, our Director and former President and Chief Financial Officer resigned from his offices as President and Chief Financial Officer, effective immediately, and Mr. Lanny R. Lang, our former Secretary and Director, resigned from all positions held by him, effective immediately, and our Board of Directors appointed Ms. Xuecheng Xia to serve as our Chief Executive Officer and Chief Financial Officer in Mr. Roberts’ stead, effective immediately. Also upon the closing of the acquisition, our Board of Directors increased its size to 3 members and, in addition to Mr. Roberts, who remains a director, the board appointed Ms. Xia and Ms. Haiwei He to fill the vacancies created by such increase, effective immediately.

As a condition to the closing of the acquisition, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State on July 28, 2010, to change our name from Bay Peak 6 Acquisition Corp. to Asia Leechdom Holding Corporation.

Warrant Financing

As part of the implementation of Visitalk’s Chapter 11 reorganization plan, Visitalk issued six series of warrants, designated as Series A through F, together the Plan Warrants, to certain Visitalk creditors. Each Plan Warrant entitled its holder to purchase, subject to the terms and conditions set forth in a Plan Warrant Agreement, effective as of June 22, 2004, one fully paid and non-assessable share of our common stock at a purchase price equal to the designated exercise price of such Plan Warrant. The Plan Warrants were exercisable as follows:

Warrant	Exercise Price
Series A	$2.00
Series B	$2.00
Series C	$3.00
Series D	$3.00
Series E	$4.00
Series F	$4.00

The Plan Warrants were exercisable as of September 17, 2004 and were to expire on March 17, 2006, unless such date was extended by us. Section 2.3 of the Plan Warrant Agreement provides that an issuer may, in its sole discretion and in accordance with the Plan, from time to time and at any time, extend the Warrant Expiration Date of any Plan Warrant for any period of time. From March 2006 through June 30, 2010, our Board of Directors approved extensions of the expiration or termination date of the outstanding Plan Warrants through June 30, 2010 when the Plan Warrants expired. In addition, our Board of Directors approved a reduction of the exercise price for the Series C through F Plan Warrants to $2.51 per share of common stock. We extended the exercise date and adjusted the exercise price in accordance with the terms and conditions of the Plan Warrant Agreement and the Plan. The Plan Warrant Agreement does not require the issuance of replacement warrants in connection with an extension, and as such, we did not issue replacement warrants. In March, May and June 2010, certain holders of the Plan Warrants, each a Warrant Investor, exercised their right to purchase an aggregate of 110,000 shares of common stock at $2.00 per share and an aggregate of 4,177,381 shares of common stock at $2.51 per share, for aggregate proceeds of approximately $10.7 million.

Pursuant to Side Letter Agreements, dated May 28, 2010 and June 30, 2010, among the Company, the controlling shareholder and each of the Warrant Investors, we agreed to issue to each of the Warrant Investors, on a pro rata basis, new five-year warrants, the New Warrants, to purchase 835,476 shares of common stock at $2.51 per share. The controlling shareholder also agreed to (1) surrender an amount of shares equal to 10% of our issued and outstanding shares as at the closing of the acquisition and the warrant financing, if the Company failed to reach certain income thresholds for the years ending June 30, 2009, 2010 and 2011; and (2) surrender an amount of shares equal to 2% of our issued and outstanding shares, if the Company was not a “reporting company” within the meaning of Rule 144 under the Securities Act of 1933, as amended, within 180 days following the closing of such financing, and had not filed a registration statement on Form 10 with respect to its Common Stock with the U.S. Securities and Exchange Commission, or the SEC, before December 31, 2010. We have met the 2009 and 2010 income thresholds but we did not meet our obligation to become a reporting company by the required date. As a result, our controlling shareholders were obligated to either deliver approximately 796,812 shares of Company’s common stock owned by them to the investors. On February 11, 2011, the Company, the controlling stockholders and the investors entered into an amendment and waiver agreement, pursuant to which: the investors agreed to extend the Company’s requirement to become a reporting company to February 15, 2011, which the parties understood to mean the Company’s submission of the registration statement on Form 10, although the obligation to submit filings to the SEC would not technically take effect until 60 days following such filing. In exchange, we agreed to use our best efforts to list our Common Stock on the Nasdaq Stock Market, the NYSE Amex or the New York Stock Exchange, on or before October 31, 2011, and our controlling stockholders agreed to surrender an amount of shares equal to 2% of our issued and outstanding fully diluted common stock, if the Company’s actual 2011 net income is not equal to or greater than $27,500,000. The Company also agreed to appoint a bilingual (English and Mandarin) Chief Financial Officer with prior experience with U.S. public companies and United States generally accepted accounting principles, or U.S. GAAP, within 90 days of the closing of the financing. On October 14, 2010, Ms. Xia resigned from her position as Chief Financial Officer and our Board of Directors appointed Mr. Shuyuan Chang to serve as Chief Financial Officer in her stead.

As consideration for its services as financial advisor in connection with the May 2010 and June 2010 financing, at the closing of such financing we also paid Bay Peak, LLC, the company’s financial advisor, $935,000 in cash and issued it 675,317 shares of our Common Stock valued at $2.51 per share. Bay Peak is beneficially owned and controlled by our Director, Cory Roberts.

China BOI Hunter Settlement

China BOI Hunter, LLC, or BOI Hunter, was the holder of (a) a certain Secured Convertible Promissory Note in the principal amount of $1.5 million, due December 20, 2008, and (b) warrants to purchase up an amount of shares of ALH common stock equal to $750,000, issued pursuant to a certain Credit and Security Agreement, dated as of June 20, 2008, among BOI Hunter, ALH and the other ALH affiliates signatory thereto. The ALH warrants were issued to BOI Hunter but the note remained outstanding and unconverted until May 25, 2010, when the Company, ALH, BOAI Pharm and BOI Hunter agreed to a settlement of the Company’s obligations under the Credit and Security Agreement. Pursuant to the settlement agreement, we paid BOI Hunter the $1.5 million in outstanding principal, and issued to BOI Hunter, a three-year warrant to purchase 298,805 shares of common stock at $2.51 per share, for the ALH warrants held by BOI Hunter. In addition, our controlling stockholder at the time, allocated to BOI Hunter 239,044 shares of our common stock to be issued to him in exchange for his equity interests in ALH. The Company also agreed that it would register the securities issued under the settlement agreement for resale before the expiration of a 12-month period commencing on the date of the settlement agreement, and that failure to effect such registration would incur an immediate penalty of $89,700, as well as an additional penalty of $10,000 per month until such registration was effected. The Company is still responding to SEC comments to this registration statement on Form 10-12G and expects that any registration statement registering the BOI Hunter securities for resale will not go effective until after SEC clearance of this registration statement. In light of the foregoing, the Company is seeking an amendment to the settlement agreement to waive or decrease the penalties.

Acquisition of BOAI Pharm

ALH was incorporated on June 20, 2007 in New Jersey. Mr. Chenghai Du was the sole promoter of ALH and its sole shareholder until we acquired ALH in May 2010. Prior to our May 2010 acquisition of ALH, the only securities issued by them were warrants to purchase shares of ALH common stock equal to $750,000, issued pursuant to the Credit and Security Agreement, dated as of June 20, 2008, among BOI Hunter, ALH and the other ALH affiliates signatory thereto. On July 5, 2007, ALH entered into equity transfer agreements with each of Mr. Yansheng Wang and Ms Xuecheng Xia, pursuant to which, Mr. Wang transferred and sold his 18.6% equity interest in BOAI Pharm to ALH for RMB 1.6 million (approximately $210,000), and Ms. Xia transferred and sold her 81.4% equity interest in BOAI Pharm to ALH for RMB 7 million (approximately $920,000). These payments were made on June 24, 2008. After the closing of the equity transfer, each of Ms. Xia and Mr. Wang were appointed as directors of ALH.

BOAI Pharm was incorporated on August 6, 2001, and engages in the production and sale of 42 medicines. BOAI Pharm products are sold under its registered trademarks, referred to as Branded Products, and under third party trademarks pursuant to Original Design Manufacture, or ODM arrangements.

The transaction was approved on August 17, 2007, by the Tianjin Commission of Economy and Trade, subject to the PRC Regulations on Merger with and Acquisition of Domestic Enterprises by Foreign Investors, or the Merger Regulations, which require the equity interest transfer price to be paid in full by a date certain, or in the absence of such express date, within three months commencing from the issuance of the new business license. On November 22, 2007, a renewed business license was issued by the Tianjin Administration for Industry and Commerce, or AIC, and BOAI Pharm was converted into a wholly foreign owned enterprise. BOAI Pharm’s new business license is valid through August 5, 2021 and is subject to renewal 180 days prior to such expiration date. We expect that such renewal will be granted within 30 days of applying so long as we continue operating within the scope of the business license. The transaction effected BOAI Pharm’s reorganization as a wholly-owned foreign entity, which could only be legally effected by a non-PRC citizen or entity, and provided the Company with a foreign vehicle to access capital markets and attract business relationships outside of China.

On August 10, 2007, BOAI Pharm acquired BOAI Leechdom when the original majority shareholders of BOAI Leechdom, Haiwei He, Ma Chao, Yansheng Wang and Xuecheng Xia, transferred their respective equity interests in BOAI Leechdom to BOAI Pharm, pursuant to equity transfer agreements, dated August 10, 2007, among BOAI Pharm and each of them. According to the equity transfer agreements, Haiwei He, who held a 5% equity interest in BOAI Leechdom sold and transferred such interest to BOAI Pharm for RMB 200,000 (approximately $30,349); Ma Chao, who held a 1% equity interest in BOAI Leechdom, sold and transferred such interest to BOAI Pharm for RMB 40,000 (approximately $6,069); Yansheng Wang, who held a 14% equity interest in BOAI Leechdom, sold and transferred such interest to BOAI Pharm for RMB 560,000 (approximately $84,977); and Xuecheng Xia, who held an 80% equity interest in BOAI Leechdom, sold and transferred such interest to BOAI Pharm for RMB 3,200,000 (approximately $485,584). After the acquisition, BOAI Pharm became the sole shareholder of BOAI Leechdom.

BOAI Leechdom was incorporated on March 17, 1999, and engages in the wholesale and distribution of BOAI Pharm’s Branded Products and the pharmaceutical products and medical devices manufactured by third party companies.

Acquisition of Qi Shi Leather

On November 25, 2010, we consummated a property purchase agreement, dated on May 8, 2010, between the Company and Tianjin Qi Shi Leather Co., Ltd., or Qi Shi Leather, pursuant to which we acquired 100% of the equity interest in Qi Shi Leather, for aggregate purchase price of RMB 80,000,000 Chinese Renminbi (approximately $11.7 million) in cash. A total of 93.5% of the equity interest in Qi Shi Leather was transferred to BOAI Pharm and the remaining 6.5% was transferred to BOAI Leechdom. Qi Shi Leather was incorporated on July 22, 2003 and at the closing date did not have any business operations, assets or liabilities, other than its land use rights for 85,938.92 square meters of property and 22,138.24 square meters of building space in Jinghai District, Tianjin. Our purpose for acquiring Qi Shi Leather was to acquire such land use rights and property. The acquisition of the Qi Shi Leather equity interest was in lieu of an asset acquisition which would have required us to engage in a more time-consuming process for the transfer of Qi Shi Leather's properties. We intend to use the property acquired with Qi Shi Leather to enhance our current production facilities and increase our production capacity. The additional production facilities are under construction and are expected to be completed by August, 2012. In connection with the closing of the acquisition, we have changed Qi Shi Leather's name to Tianjin BOAI Bio-Pharmaceutical Co., Ltd., or BOAI Bio-Pharm.

Call Option Exercises

On February 27, 2010, Chenghai Du, the Company’s controlling stockholder, entered into a series of call option agreements with each of Ma Dan, Xia Xuecheng, Wang Yan, Wang Yansheng, He Haiwei and Tian Mengchun, the original shareholders and managements of BOAI Pharmaceutical, each an Option Holder, pursuant to which Mr. Du granted each of them an option to acquire an amount of shares equal to 90% of the shares the Company’s common stock issued to Mr. Du in the reverse acquisition, at an exercise price of $0.0001 per share. Each of them had the right to exercise their option during the period commencing on the date of the option agreement and ending on the fifth anniversary of the date thereof.

On January 11, 2011, the option holders transferred and assigned their options to purchase 9,454,183 shares of our Common Stock to Dragon Core Limited, a British Virgin Islands (“BVI”) company, or Dragon Core, and 22,059,762 shares of our Common Stock to Neo Profit Limited, a BVI company, or Neo Profit. On the same date each of Dragon Core and Neo Profit exercised their options to purchase their respective shares from Mr. Du. As a result of the exercises, Dragon Core and Neo Profit hold 31,513,945, or 79.1%, of our issued and outstanding common stock and Mr. Du is no longer affiliated with, and no longer holds any equity interest in the Company or its subsidiaries. Dragon Core Limited is 67% beneficially owned and controlled by our Chief Executive Officer and Director, Ms. Xuecheng Xia, and 33% beneficially owned and controlled by Ms. Jianping Lu, an executive employee of BOAI Pharm and Neo Profit Limited is wholly-owned and controlled by Ms. Xia.

Our Corporate Structure

The following chart reflects our organizational structure as of the date of this statement.

Our corporate headquarters are located at No.55 Miyun Road, Nankai District, Tianjin City, 300111, China. Our telephone number is (+86) 22 27640191. We maintain a website at www.tjboai-pharm.com. that contains information about our Company, but that information is not incorporated into, or otherwise considered a part of, this statement.

Our Industry and Market Trends

Through our wholly-owned PRC subsidiary, BOAI Pharm and BOAI Pharm’s wholly-owned subsidiary, BOAI Leechdom, we are a producer and distributor of pharmaceutical products including a variety of medical supplies, prescription and over-the-counter, or OTC, drugs in China and abroad. We currently produce and sell 42 medicines and distribute over 7,000 medicines and medical devices. As a result pharmaceutical industry trends in China and the availability of domestic insurance coverage can affect our business and operations.

China’s Pharmaceutical Industry

According to the 2009 Blue Book on China’s Pharmaceutical Market, the value of China’s pharmaceutical market has increased from RMB 7.9 billion in 1978 to RMB 66.8 billion in 2007, with an average compound growth of 16.8% per year, as compared to an average compound growth of 8%-10% in the global pharmaceutical industry. In 2008, the value of the Chinese pharmaceutical market reached RMB 86.7 billion, an annual growth rate of 25.7% . The 30-year domestic pharmaceutical industry growth rate from 1978 to 2008 outpaced the record growth rate of China’s gross domestic product, or GDP, which was 9.9% . Despite the global financial crisis, in 2009 the gross industrial output value for China’s pharmaceutical market was over RMB 1,000 billion for the first time, with a growth rate of 21.18%, compared to the 2008 growth rate. Furthermore, over the last 8 years, the domestic pharmaceutical market has experienced a compound annual growth rate of 20.5%, as compared to the 8.5% growth rate of the global pharmaceutical market. From January to December in 2010, the gross industrial output value for China’s pharmaceutical market was RMB 1,193.382 billion (approximately, $0.17748 billion), with a growth rate of 27.07%, compared to the 2009 growth rate (source: http://www.ocn.com.cn/reports/2006179yiyao.htm). The global pharmaceutical market only saw a 4%-5% growth rate in 2010 (source: http://www.vitamin tiger.com.cn/article.php?sessid=8068d5a01a1fb579b7a08807a303f3e3&articleid=336).

Cardiovascular drugs are categorized as second class drugs in the PRC medical market, and according to industry data available at www.yyjjb.com.cn/html/2010-05/05/content_112968.htm, in 2009 their market value reached RMB 98.3 billion (approximately, $14.6199 billion), from RMB 70 billion (approximately, $10.4109 billion) in 2007, an approximate 18.6% annual compound growth rate. In light of this, we expect that the cardiovascular drug market will continue to see escalating growth rates in the coming years. We believe that we are well-positioned to take advantage of this growth in the market for cardiovascular products, with our SuBing generic product developed with the Tianjin University. We believe that the fast melting of our SuBing product, which based on our internal research, can be melted in 30 seconds in contrast with similar products that need 3–4 minutes, can be fundamental for those patients who may need effective reaction of the medicine immediately.

Medical Insurance Coverage in China

In China, eligible participants in the national medical insurance program, mainly consisting of urban residents, are entitled to buy medicines when presenting their medical insurance cards in an authorized pharmacy, provided that the medicines they purchase are included in the national or provincial medical insurance catalogs. The pharmacy in turn obtains reimbursement from the relevant government social security bureaus. The provincial and municipal authorities responsible for administering social medical insurance funds to cover such reimbursements have gradually increased funding in recent years.

According to the latest data from the PRC Department of Human Resources and Social Security, the number of people participating in the country’s Urban Resident Basic Medical Insurance (URBMI) in 2009 was 182.1 million, a 54% growth from the 63.9 million people who participated during the previous year. (See http://www.cnr.cn/gundong/201006/t20100610506564007.html) When viewed in light of the expanded availability of medical insurance, our management expects that this growth will increase to over 90% in both rural and urban areas by 2011.

Our Growth Strategy

Our goal is to become one of the leading companies in the field of research and development, production, sale and distribution of pharmaceutical products in China. We intend to pursue the following strategies to achieve our goal:

  Research and Development and Branding: We plan to develop our brand reputation through continual improvement in the quality and technology of our products through continued investment in research and development. We will also continue to implement Good Manufacturing Practices, or GMP, to ensure the standardization of production of our pharmaceutical products. See our disclosure under the Regulation – Regulation of Pharmaceuticals heading, for more information regarding our GMP.

  New Products and Expansion of Production Capacity: We intend to increase our production capacity through the construction of a new manufacturing facility. We also plan to develop new products through effective cooperation with local universities and institutes to increase our competitiveness and profit margins.

  Increase of Market Share: We plan to expand our share of the domestic and international pharmaceutical market through the establishment of broader distribution networks and the expansion of sales channels. We also plan to identify new and unique product portfolios that suit market demands, and provide after-sale services to our customers.

Our Products

Through our subsidiaries, BOAI Pharm and BOAI Leechdom, we are engaged in the production and sale of 42 medicines, some of which are sold under our registered trademarks, referred to as Branded Products, and others which are sold under third party trademarks pursuant to ODM arrangements. We are also engaged in the distribution of more than 7,000 medicines and medical devices produced and manufactured by third-party companies.

Branded Products

Our subsidiary, BOAI Pharm, is primarily engaged in the production and sale of 30 Branded Products, including 27 traditional Chinese medicinal, or TCM, products, and 3 western medicines. According to the PRC Academy of Chinese Medical Sciences, TCMs are characterized by the extraction of active ingredients from Chinese herbs and plants, and from animals and minerals to a lesser extent. TCM are widely used in China and are recognized for their remarkable effectiveness and minimal side effects, as compared to western medicines.

Among BOAI Pharm’s Branded Products, 13 require a physician’s prescription and the remaining 17 are OTCs. All Branded Products have received approval from the PRC State Food and Drug Administration, or SFDA, and are sold in 10 provinces and municipalities across China, 15 of them are included in the PRC Insurance Catalogue of the National Medical Insurance Program, and 3 of them are included in the PRC National Essential Drugs List.

For the fiscal year ended June 30, 2010 and 2011, the revenue from the sale of our Branded Products was $22.8 million and $35.4 million, respectively, accounting for 33.5% and 37.0% of our total revenue. Our top Branded Products for the fiscal year ended June 30, 2011 are discussed in the following table:

Product Name	Description	Prescription Needed	Covered by Medical Insurance	2011 Sales	2011 Sales Ratio
FuFangYiMuCao Gel	For regulating menstruation	X	X	$9,971,203.33	10.42%
PuDiLanXiaoYanTablet	For reducing fever and Tonsillitis		X	$4,671,776.67	4.88%
YangYinQingFei Gel	For resolving phlegm, cough and relieving sore throat		X	$4,163,869.11	4.35%
YiQiRunChangGel	For relieving stomach discomfort, dry mouth, and poor digestion associated with constipation and to relax the bowels for relief from constipation		X	$3,559,208.36	3.72%
XiaoBaiDu Gel	For dispelling toxins and for detoxification		X	$3,269,433.32	3.42%

ODM Products

Our subsidiary, BOAI Pharm is the ODM for twelve products branded by both domestic and international pharmaceutical companies. Our ODM Products, including products sold under the “American Ginseng Tea,” “Wild Ginseng Tea,” and “Ginseng Tea,” brands are exported to end-users in Canada, Europe and Asia through the Northern International. We receive product orders from Northern International along with a deposit for such products. We then arrange for the production, packaging and transportation of the product to a warehouse designated by Northern International and then receive payment. Northern International is obligated to pay us for such products, regardless of their sales. Sales revenue from our exported ODM products were $4.65 million and $3.62 million for fiscal years ended June 30, 2010 and 2011, respectively, and accounted for 6.8% and 3.8% of total revenue, respectively, during such periods.

Marketing and Distribution Efforts

Sales Strategy

We have adopted a sales strategy that utilizes internal and external sales agents. We expect to expand our sales network by:

  advertising, organizing or participating in professional lectures and exhibitions to publicize and promote our products as well as broaden our brand recognition;

  coordinating with more qualified new sales agents nationwide benefiting from their efficient management and existing network;

  establishing online sales network system; and

  extending the reach of our distribution network by setting up agents for clinical sales and services in hospital pharmacies.

Through these methods, we expect to build a distribution network nationwide, and achieve an increased market share. Our objective is to become the leading brand in the Chinese pharmaceutical industry.

Distribution

Our subsidiary, BOAI Leechdom, sells BOAI Pharm’s Branded and ODM Products, and distributes more than 7,000 medicines produced by third party companies, for 70 of which BOAI Leechdom has exclusive distribution rights. The range of products includes not only prescription and OTC medicines, but also healthcare products and devices such as massage machines and blood pressure monitors. We sell these products to hospitals, clinics, pharmacies and other wholesalers across China.

For the fiscal years ended June 30, 2010 and 2011, the revenue from BOAI Leechdom’s distribution of pharmaceutical products was 59.0% and 57.3% of total revenue, respectively, but none of our products amounted for more than 5% of our total sales. The top two products distributed by BOAI Leechdom during the 2011 period were as follows:

Product Name	Description	Prescription Needed	Covered by Medical Insurance	2011 Sales	Sales Ratio 2011
Sodium Ozagrel Injection	Used for the treatment of acute thrombotic cerebral infarction or disturbance on motor functions	X	X	$2,426,722.85	2.53%
Trollius chinensis Bunge Capsules	For viral infection of the upper respiratory tract, pharyngitis and streptococcal sore-throat.		X	$1,848,371.09	1.93%

Production

We currently own a 3,438.40 square meter production facility located in Tianjin. We operate 9 production lines, each serving the following specific product formats: (1) concentrated decoctions, (2) pills, (3) tablets, (4) syrups, (5) granules, (6) capsules, (7) oral solutions, (8) extracts and (9) plasters, and further separated into liquid preparations (such as ointment and syrup) and solid preparations (such as tablets, pills and granules). We have received GMP certification for the above (1) to (8) production lines.

We intend to use the 85,938.92 square meters of property acquired with Qi Shi Leather to enhance our current production facilities and increase our production capacity. The additional production facilities are under construction and are expected to be completed by August, 2012.

Quality Control Measures

Our production facility is a contamination-free zone, controlled by a centrally controlled closed-circuit air conditioning system, which not only controls temperature and humidity but also continually purifies and disinfects the circulating air.

According to the new 2011 GMP standard, a workshop for the production of liquid and solid preparations must reach class 100,000 cleanliness. This means that the maximum permissible dust must be 3.5million micrometer per cubic meter (µm/m3), and the maximum permissible microorganisms must be not more than 500 µm /m3 of planktonic bacteria (bacteria that are suspended or growing in a fluid environment as opposed to those attached to a surface) and not more than 10/utensil for depositing bacteria (bacteria that deposit in a variety of environments). We are in compliance with the above standard and have GMP certificates for all of our production lines.

Raw Materials and Suppliers

We use 49 different herbs and 12 ancillary materials as the primary raw materials for our products. Our raw materials usually account for over half of our production costs. We select eligible raw material suppliers near our production facilities in order reduce the cost of transportation and control product quality. None of our suppliers was responsible for more than 20% of our raw material expenses for the year ended June 30, 2011.

Competition

The pharmaceutical industry is characterized by rapid product development and technology change. We face direct competition from other producers of our pharmaceutical products and indirect competition from producers of other products having similar medical efficacy as our products. Our pharmaceuticals could be rendered obsolete or made uneconomical due to the development of new pharmaceuticals to treat the same conditions, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Our business, results of operations and financial condition could be materially adversely affected by any one or more of these developments. Our competitors may also be able to obtain regulatory approval for new products more quickly than we are and, therefore, may begin to market their products in advance of our products. We believe that competition among pharmaceuticals in China will continue to be based on, among other things, brand name recognition, product efficacy, safety, reliability, availability, promotional activities and price.

Many of our existing and potential competitors have substantially greater financial, technical, manufacturing or other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. Many of our competitors may also have greater brand name recognition, more established distribution networks, larger customer base, or have more extensive knowledge of our customer groups. As a result, they may be able to devote greater resources on research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changes in market conditions than we can. In addition, certain of our competitors may adopt low-margin sales strategies and compete against us based on lower prices. Furthermore, as a result of China’s admission to the WTO in 2001 and subsequent changes in PRC government laws and regulations, we may also face increasing competition from foreign manufacturers in addition to domestic manufacturers.

Subsequent to the reduction of import tariffs pursuant to China’s WTO obligations, the selling prices in China of imported pharmaceuticals have become more competitive. Also, some foreign pharmaceutical producers have set up domestic production bases in China leading to increasing direct competition.

Our generic pharmaceuticals are not protected by patents and are subject to competition from other generic pharmaceuticals. Furthermore, the SFDA may at its discretion, subject to certain limitations, grant first-to-market generic pharmaceuticals the protection of a multiple-year monitoring period, or a protection period under the prior regulation, during which other pharmaceutical companies cannot apply for the registration of pharmaceuticals with the same chemical structure, dosage form and indication. None of our products currently qualify for such protection and monitoring. Our products are generic pharmaceuticals which compete with other generic pharmaceuticals that are manufactured and sold by other producers in China once the relevant protection or monitoring periods for first-to-market generics lapse. Once such transitional protection period elapses, other generic pharmaceutical manufacturers like the Company, are permitted to produce pharmaceuticals with the same chemical structure, dosage form and indication, and may be able to sell such products at a lower price. As a result, hospitals, clinics, pharmacies and other retail outlets may choose the lower priced products over our pharmaceuticals, resulting in a commensurate loss in sales of our products.

We believe that the combination of our manufacturing capabilities, ODM client base and regional distribution network gives us leverage to capture a substantial portion of the value chain. This value chain allows us to negotiate procurement pricing with other producers on a periodic basis, thus providing us with favorable discounts.

Research and Development

Research and development, or R&D, efforts are critical to the future of our business so we have focused our efforts on R&D partnerships with Tsinghua University, Tianjin University, the Tianjin University of Technology and the Tianjin Nankai Science and Technology Park.

Paclitaxel Raw Material – We produce our paclitaxel raw material using a new cell culture "solid-liquid two step cell cultivating method" technology licensed from Tsinghua University in September 2008. We believe that our technology can be distinguished from the paclitaxel raw material production process used by Bristol-Myers Squibb to manufacture the same product:

Company	Product	Production Method	Compounding Period	Efficiency
Bristol-Myers Squibb	Paclitaxel raw material	Liquid-liquid two step cell cultivating method	60 Days	Bacteria infected easily, High failure rate
TianJin BOAI Pharm	Paclitaxel raw material	Solid-liquid two step cell cultivating method	3-4 Days	Bacteria infected not easily, Low failure rate

SuBing Oral Suspension – Our SuBing Oral Suspension product is the generic form of an OTC cardiovascular drug that is used to relieve the symptoms of cardio- cerebral-vascular diseases. We co-developed our generic form with Tianjin University and our product is awaiting SFDA approval. According to a Development Agreement, dated June 20, 2007, between BOAI Pharm and The Pharmaceutical College of Tianjin University, upon SFDA approval, we will be the sole owner of all the proprietary technologies related to SuBing, including a 20-year patent currently owned by Tianjin University covering the “oral suspension” form. The dosage form draws on a "microencapsulating technique for Chinese herbal medicine" that has solved the loss of active organic compounds during the tablet and capsule preparation and storage process, resulting in the extension of shelf life from 18 months to 36 months. We believe that a 5-day dosage of our SuBing product can be distinguished from the 5-day dosage of similar products in China as follows:

Name	Manufacturer	Specification (pill/box)	Price	Ingredients	Effect	Sale Revenue (RMB)	Advantages and Disadvantages
Compound DanShen dripping pill	TianJin Tasly	150 pills	Year 2009 RMB 25 Year 2010 RMB 29.8	Salvia, notoginseng, borneol	Blood circulation, relieves pain, relieves angina	Year 2009 1.4B Year 2010 1.5B	• Bulk product dissolved through sieve in 3-4 minutes
• Release cannot be timed
• Loss of 30% its active ingredient (Borneol) resulting in it being 1/3rd less effective over time
• Non-transparent packaging.
Suxiaojiuxin Pill	TianJin ZhongXin Pharm	120 pills	Year 2009 RMB 23.6 Year 2010 RMB 29.6	Chuanxiong, borneol	Breath and blood circulation, blood stasis and relieves pain, increases coronary blood flow, relieves angina	Year 2009 0.46B Year 2010 0.64B
Subing Orally Disintegrating Tablet	BOAI Pharm	20 pills	RMB 21 Expected	Su oil, borneol	Relieves the symptoms of cardio-cerebral -vascular diseases	• Bulk product all dissolved within 30 seconds through a sieve
• Release can be controlled
• Tablet can be administered to the elderly, children, unconscious patients, and patients with oral dysphagia
• Preservation of Borneol content over time.
• Modern pharmaceutical transparent "blister" packaging

Bing WuSuanNa Syrup – Our Bing WuSuanNa Syrup is our solely developed SFDA approved generic sodium valproate product. It is designed to treat epilepsy symptoms such as partial seizures, nmyoclonic epilepsy and tonic- clonic seizures. Our formula is in a syrup form and is designed to be easier to administer to children. Our analysis of our product in contrast with other antiepileptic drug is as follows:

Name	Manufacturer	Dosage	Drug Type	Specification	Price (RMB)	Advantages and Disadvantages
Sodium Valproate	TianJin BOAI Pharmaceutical Co., Ltd	Syrup	Single Prescription	100ml	20.00	• Convenient delivery and good taste • More easily be accepted by pediatric patients • Lower cost makes it a more attractive alternative to the leading brand
Sodium Valproate	Sanofi-Aventis	Oral liquid	Compound Prescription	300ml	96.8	• High Price • Has a 94.28% share of the sodium valproate market in China

The following table outlines our research and development work in progress:

Products Currently in Development(1)	Cure/Use	Status of Product Development	SFDA Approval Stage(2)
SuBing Oral Suspension	Used to relieve the symptoms of cardio-cerebral-vascular diseases	Completed	Final stage of SFDA approval (3)
Paclitaxel	Raw materials for cancer treatment	Completed	No SFDA approval required
Bing WuSuanNa Syrup	Used to treat epilepsy symptoms	Completed	SFDA approval granted

______________________
(1) Under PRC law, each variation in the packaging, dosage and concentration of medical products requires registration and approval by the SFDA. During this process the altered product is not commercially available for sale.
(2) These stages refer to the stages in the regulatory approval process for our products disclosed under the heading “Regulation” in this report.
(3) The Company is submitted supplementary documents in support of its application for a production license to the SFDA. Per the SFDA, such documents will be examined and verified by the SFDA’s Center for Drug Evaluation (the “CDE”), after which time, the CDE will deliver the documents to the SFDA for secondary review and verification, after which time the SFDA will grant its approval of the product and issue a production license. The process is expected to take 50 – 60 business days after the Company’s final submission of supplementary documents to the SFDA.

Intellectual Property

We hold 2 registered trademarks for our DongFang and BOAI labels. We also currently hold 2 proprietary technologies and 2 external design patents.

Patents
Description Appearance Design	Patent No	Issue Date	Expiration Date
Appearance Design: Package: Fufang Yimucao Gao	ZL 02 3 30403.8	December 4, 2002	June 24, 2012
Appearance Design: Package: Yangyin Qingfei Gao	ZL 02 3 30429.4	December 11, 2002	July 24, 2012

Trademarks
Description Trademark	Trademark No	Term of the Trademark
Trademark Bo Ai	1974880	December 7, 2002 to December 6, 2012
Trademark Dong Fang	1014753	May 28, 2007 to May 27, 2017

There can be no assurance that third parties will not assert infringement or other claims against us with respect to any of our existing or future products or processes. There can be no assurance that licenses would be available if any of our technology was successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance our products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in a significant expense and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

While we have no knowledge that we are infringing upon the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products or processes. Any such assertion by a third party could require us to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product.

Employees

As of June 30, 2011, we had 280 full time employees and 105 part-time employees. The payment of salaries conforms to the local minimum salary standard. We are not subject to any collective bargaining agreements and we believe our relationship with our employees is excellent. We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

Our ability to achieve our operational and financial objectives depends in part upon our ability to retain key technical, marketing and operational personnel, and to attract new employees as required to support growth. Working capital constraints may impair our ability to retain and attract the staff needed to maintain current operations and meet the needs of anticipated growth.

As required by applicable Chinese laws, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. In addition, we are required by Chinese laws to cover employees in China with various types of social insurance. We have purchased social insurances for all of our employees.

Regulations

Regulation of Pharmaceuticals

The testing, approval, manufacturing, labeling, advertising and marketing, post-approval safety reporting, of our products or product candidates are extensively regulated by governmental authorities in the PRC. Our main sales market is presently in China. We are subject to the Drug Administration Law of China, which governs the licensing, production, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. Additionally, we are subject to various regulations and permit systems by the Chinese government. These regulations and their impact on the business of us are set forth in more detail below.

Drug Administration Law of the PRC

The PRC Drug Administration Law was promulgated by the Standing Committee of National People’s Congress on February 28, 2001 and was effective as of December 1, 2001, and its implemental rules were promulgated by the State Council on August 4, 2004 and were effective as of September 15, 2002. According to the Drug Administration Law and its implemental rules, a pharmaceutical producer is required to obtain a Pharmaceutical Manufacturing Permit and a Drug Approval Number for each manufactured medicine from its SFDA provincial branch. Such permit and approval number are valid for five years and are renewable upon application before expiration. We have obtained such permits and approvals for each of our medicines and we renew them prior to expiration.

Administration Regulations for Drug Registration

The Administration Regulations for Drug Registration was promulgated by the SFDA on July 10, 2007, and was effective as of October 1, 2007. The regulations specify the requirements and procedures of obtaining a Drug Approval Number for new drugs, including the requirements for the clinical trial of new drugs, procedures for registering imported medicines and reporting and approval procedures for generic medicines. A Drug Approval Number is valid for five years and can be re-registered upon expiration. We have obtained a Drug Approval Number for each of our drugs and have applied for re-registration prior to their expiration.

Good Manufacturing Practice for Pharmaceutical Products and Authentication Regulations for Drug GMP

As revised in 1998, Good Manufacturing Practice, or GMP, for Pharmaceutical Products was promulgated by the SFDA on June 18, 1999 and became effective as of August 1, 1999, and the Authentication Regulations for Drug GMP was promulgated by the SFDA on September 7, 2005 and became effective on of October 1, 2005. A pharmaceutical producer must meet the GMP standards, which are safety standards regulating its safety management, source supplies and manufacturing processes, and obtain a GMP Certificate with a five-year validity period from the SFDA. GMP standards require drug producers to have good facilities, reasonable production processes, excellent quality control and a strict inspection system to ensure that the quality of the final product complies with regulatory requirements. Before GMP Certification expires, the pharmaceutical producer must apply for recertification and complete the relevant procedures in order to maintain its pharmaceutical production permit. The recertification process can take up to 120 business days to complete. Our GMP Certification will expire on January 13, 2015.

Administration Regulations for Drug Recall

The regulations on Drug Recall were promulgated by the SFDA on December 10, 2007 and were immediately effective. According to the regulations, pharmaceutical producers must establish drug recall procedures and collect information regarding the safety of their pharmaceutical products. If a producer learns that any of its drugs pose unreasonable danger to public health and safety, it must immediately stop the manufacturing and sale of such drug, notify its distributors and report its findings to the applicable SFDA branch. The regulations also establish standards for the required drug recall procedures and the standards by which pharmaceutical producers may evaluate whether its drug poses a danger to the public. None of our products has been recalled to date.

Administration Regulations for Drug Instructions and Labels

The regulations for Drug Instructions and Labels were promulgated by the SFDA on March 15, 2006 and were effective as of June 1, 2006. According to the regulations, the SFDA must approve the content of all drug labels and instructions, and that even the smallest packing unit of drug must include such instructions. We have received approval and we maintain labeling for our products in conformity with such regulations.

Regulations for Drug Advertisement Censoring and Publication

The regulations for Drug Advertisement Censoring and Publication were promulgated by the SFDA and by the State Administration for Industry and Commerce, or SAIC, on March 3, 2007, and were effective as of May 1, 2007. According to the regulations, a pharmaceutical producer must obtain a Drug Advertisement Approval Number from its relevant provincial branch of the SFDA if a drug advertisement will describes the functions or benefits of a drug. This approval number is valid for a one-year period and is not required if (1) such publication involves an OTC drug advertisement in any media, or a prescription drug advertisement in a professional medical magazine or (2) such publication only refers to the name of the drug, including the generic name and commercial name, without any additional promotional information. We are currently in compliance with all regulations relating to the advertisement of our products.

The PRC Drug Approval Process

The SFDA and China Traditional Medicine Administration Bureau regulate the new drug approval and licensing in China. The process can involve many layers of authority, lacks transparency, and presents one of the greatest obstacles to the introduction of new drugs into the market. A pharmaceutical producer must take the steps below to obtain approval for its newly developed drugs. The new drug approval process usually lasts between three and four years.

Stage	Description	Approximate Time/Duration
1.	A new drug applicant prepares documentation of a pharmacological study, toxicity study and pharmacokinetics and drug metabolism study for the proposed drug and submit such documentation along with samples of the drug to its provincial branch of the SFDA, or the Local SFDA	Timing depends on the category and class of the new drug and the applicant’s internal processes. Our process usually takes 18 – 24 months
2.	The Local SFDA sends its officials to the applicant to inspect the applicant’s research and development facilities and arranges to convene a local new drug examination committee meeting, consisting of government officials, for approval deliberations. If approved by the committee, the local SFDA will submit the approved documentation and samples to the SFDA	3 months
3.	The SFDA examines the documentation, tests the drug samples and arranges to convene a state new drug examination committee meeting for approval deliberations. If the application is approved by the committee, the SFDA will issue a clinical trial license to the applicant for clinical trials	1 year
4.	The applicant conducts and completes clinical trial and prepares documentation and files for submission to the SFDA for new drug approval.	1 – 2 years (depending on the category and class of the new drug)
5.	The SFDA examines the documentation, gives final approval for the new drug and issues a new drug license to the applicant.	8 months

A preliminary aspect of the foregoing application process involves a review of the PRC market’s need for a particular drug. If the SFDA determines that the market for a particular drug is saturated, the drug will not receive further consideration and the licensing application will be denied.

Compliance with Environmental Law

Our operation and facilities are subject to environmental laws and regulations stipulated by the national and the local environment protection bureaus in China, including the PRC Environmental Protection Law. Relevant laws and regulations include provisions governing air emissions, water discharges and the management and disposal of hazardous substances and wastes. The PRC regulatory authorities require pharmaceutical companies to carry out environmental impact studies before engaging in new construction projects to ensure that their production processes meet the required environmental standards.

We maintain controls at our production facilities to facilitate compliance with such environmental rules and regulations. In addition to such compliance, we actively ensure the environmental sustainability of our operations. The Company is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor has it been subject to any action made by any environmental administration authorities of the PRC. To management’s knowledge, the Company’s operation meets or exceeds the existing requirements of the PRC.

Regulation of Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (1996), as amended, and the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996). Under these regulations, the Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for most capital account items, such as direct investment, loan, repatriation of investment and investment in securities outside China, unless the prior approval of SAFE or its local counterparts is obtained. In addition, any loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount.

Furthermore, any foreign loan must be registered with SAFE or its local counterparts for the loan to be effective. Any increase in the amount of the total investment and registered capital must be approved by the PRC Ministry of Commerce or its local counterpart. We may not be able to obtain these government approvals or registrations on a timely basis, if at all, which could result in a delay in the process of making these loans.

Dividends paid by the PRC subsidiary to its foreign shareholder are deemed shareholder income and are taxable in China. Pursuant to the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), foreign-invested enterprises in China may purchase or remit foreign exchange, subject to a cap approved by SAFE, for settlement of current account transactions without the approval of SAFE. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities.

Regulation of Dividend Distribution

The principal regulations governing the distribution of dividends by foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their retained profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their respective retained profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends.

Taxation

PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. According to the Foreign-invested Enterprises and Foreign Enterprises Income Tax Law (the “FIE Income Tax Law”) and the related implementing rules, both of which issued in 1991, foreign-invested enterprises established in China are generally subject to an income tax rate of 33% (consisting of 30% enterprise income tax and 3% local income tax). The FIE Income Tax Law and the related implementing rules provide certain favorable tax treatments to qualified foreign invested enterprises.

Under the EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Enterprises established prior to March 16, 2007 eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually become subject to the EIT Law rate over a five-year transition period starting from the date of effectiveness of the EIT Law. The details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, such as our company, were adopted in January 2008.

Furthermore, under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. If the PRC tax authorities subsequently determine that we or any of our non-PRC subsidiaries should be classified as a PRC resident enterprise, then such entity’s global income will be subject to PRC income tax at a tax rate of 25%. In addition, under the EIT Law, payments from BDL to us may be subject to a withholding tax. The EIT Law currently provides for a withholding tax rate of 20%. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

Value Added Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, issued in December 1993, all entities and individuals engaged in the businesses of sales of goods, provision of repair and placement services and importation of goods into China are generally subject to a 17% VAT (with the exception of certain goods which are subject to a rate of 13%) of the gross sales proceeds received, less any VAT already paid or borne by the taxpayer on the goods or services purchased by it and utilized in the production of goods or provisions of services that have generated the gross sales proceeds.

Business Tax

Companies in China are generally subject to business tax and related surcharges by various local tax authorities at rates ranging from 3% to 20% of revenue generated from providing services and revenue generated from the transfer of intangibles.

Labor Contract Law

The new Labor Contract Law took effect January 1, 2008, and governs standard terms and conditions for employment, including termination and lay-off rights, contract requirements, compensation levels and consultation with labor unions, among other topics. In addition, the law limits non-competition agreements with senior management and other employees with knowledge of trade secrets to two years and imposes restrictions or geographical limits.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Our products and product candidates may not achieve or maintain widespread market acceptance.

Success of our products is highly dependent on the needs and preferences of healthcare practitioners and patients and market acceptance, and we may not achieve or maintain widespread market acceptance of our products or product candidates among healthcare practitioners and patients. We believe that market acceptance of our products will depend on many factors, including:

  the perceived advantages of our products over competing products and the availability and success of competing products;

  the effectiveness of our sales and marketing efforts;

  the safety and efficacy of our products and the prevalence and severity of adverse side effects, if any;

  our product pricing and cost effectiveness;

  publicity concerning our products, product candidates or competing products;

  whether or not patients routinely use our products, refill prescriptions and purchase additional products;

  our ability to respond to changes in healthcare practitioner and patient preferences; and

  the continued inclusion of our products in the Medical Insurance Catalogs.

If our products fail to achieve or maintain market acceptance, or if new products are introduced by others that are more favorably received than our products, which are more cost effective or otherwise render our products obsolete, we may experience a decline in the demand for our products. If we were unable to market and sell our products successfully, our business, financial condition, results of operation and future growth would be adversely affected.

Most of our products are branded generics that can be manufactured and sold by other pharmaceutical producers in China once the relevant protection or monitoring periods, if any, elapse.

Most of our products are branded generic pharmaceuticals and are not protected by patents. As a result, if other pharmaceutical companies sell equivalent products at a lower cost, this might adversely affect sales of our branded generic products. Certain of our generic products are subject to a protection or monitoring period. The maximum monitoring period currently granted by the SFDA is five years. During such period, the SFDA, will not accept applications for new medicine certificates for the same product by other pharmaceutical companies or approve the production or import of the same product by other pharmaceutical companies. However, once such protection or monitoring periods expire, other manufacturers may obtain relevant production approvals and will be entitled to sell generic pharmaceutical products with similar formulae or production methods in China.

Delays in production due to regulatory restrictions or other factors could have a material adverse impact on our business.

We manufacture a large number of our products in our own facilities. The manufacture of pharmaceutical products requires precise and reliable controls and regulatory authorities in China have imposed significant compliance obligations to regulate the manufacturing of pharmaceutical products. As a result, we may face delays in production due to regulatory restrictions or other factors. Failure by our own manufacturing facility or any third party product supplier to comply with regulatory requirements could adversely affect our ability to provide products. All facilities and techniques used for the manufacture of pharmaceutical products must be operated in conformity with GMPs. In complying with GMP requirements, we and our product suppliers must continually spend time, money and effort in production, record-keeping and quality assurance and control to ensure that the product meets applicable specifications and other requirements for product safety, efficacy and quality. Manufacturing facilities are subject to periodic unannounced inspections by the SFDA and other regulatory authorities. In addition, adverse experiences with the use of products must be reported to the SFDA and could result in the imposition of market restrictions through labeling changes or in product removal.

Suppliers of certain active and inactive pharmaceutical ingredients and certain packaging materials used in our products are required to obtain SFDA approval before they may supply us with such materials. The development and regulatory approval of our products are dependent upon our ability to procure these ingredients, packaging materials and finished products from SFDA-approved sources. SFDA approval of a new supplier would be required if, for example, an existing supplier breached its obligations to us, active ingredients, packaging materials or finished products were no longer available from the initially approved supplier or if a supplier had its approval from the SFDA withdrawn. The qualification of a new product supplier could potentially delay the manufacture of the product involved. Furthermore, we may not be able to obtain active ingredients, packaging materials or finished products from a new supplier on terms that are at least as favorable to us as those agreed with the initially approved supplier or at reasonable prices.

A delay in supplying, or failure to supply, products by any product supplier could result in our inability to meet the demand for our products and adversely affect our revenues, financial condition, results of operations and cash flows.

Counterfeit pharmaceuticals in China could negatively impact our revenues, brand reputation, business and results of operations.

Our products are also subject to competition from counterfeit pharmaceuticals, which are pharmaceuticals manufactured without proper licenses or approvals and are fraudulently mislabeled with respect to their content and/or manufacturer. Counterfeiters may illegally manufacture and market pharmaceuticals under our brand name or that of our competitors. Counterfeit pharmaceuticals are generally sold at lower prices than the authentic products due to their low production costs, and in some cases are very similar in appearance to the authentic products. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts. If counterfeit pharmaceuticals illegally sold under our brand name results in adverse side effects to consumers, we may be associated with any negative publicity resulting from such incidents. In addition, consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. Although the PRC government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system in China. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. Any such increase in the sales and production of counterfeit pharmaceuticals in China, or the technological capabilities of the counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Certain of our employees and consultants were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors, or at universities or other research institutions. Although no claims against us are currently pending, we may be subject to claims that these employees, consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could delay or prevent us from commercializing one or more of our product candidates.

Our future research and development projects may not be successful.

The successful development of pharmaceutical products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. In addition, the research and development cycle for new products for which we may obtain an approval certificate is long. The process of conducting basic research and various stages of tests and trials of a new product before obtaining an approval certificate and commercializing the product may require ten years or longer. Many of our product candidates are in the early stages of pre-clinical studies or clinical trials and we must conduct significant additional clinical trials before we can seek the necessary regulatory approvals to begin commercial production and sales of these products. There is no assurance that our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, we may not achieve the level of market acceptance that we expect.

In addition, the pharmaceutical industry is characterized by rapid changes in technology, constant enhancement of industrial knowhow and frequent emergence of new products. Future technological improvements and continual product developments in the pharmaceutical market may render our existing products obsolete or affect their viability and competitiveness. Therefore, our future success will largely depend on our research and development capability, including our ability to improve our existing products, diversify our product range and develop new and competitively priced products that can meet the requirements of the changing market. Should we fail to respond to these frequent technological advances by improving our existing products or developing new products in a timely manner or these products do not achieve a desirable level of market acceptance, our business and profitability will be materially and adversely affected.

We may not be successful in competing with other manufacturers of pharmaceuticals in the tender processes for the purchase of medicines by state-owned and state-controlled hospitals.

A substantial portion of the products we sell to our distributor customers are sold to hospitals owned and controlled by counties or higher-level government authorities in China. These hospitals must implement offer and sale procedures for the purchase of medicines listed in the Medical Insurance Catalogs and medicines that are consumed in large volumes and commonly prescribed for clinical uses. During a collective tender process, the hospitals will establish a committee consisting of recognized pharmaceutical experts. The committee will assess the bids submitted by the pharmaceutical producers, taking into consideration, among other things, the quality and price of the medicine and the service and reputation of the manufacturers. For the same type of pharmaceutical, the committee usually selects from among two to three different brands. Only pharmaceuticals that have won in the collective tender processes may be purchased by these hospitals. The collective tender process for pharmaceuticals with the same chemical composition must be conducted at least annually, and pharmaceuticals that have won in the collective tender processes previously must participate and win in the collective tender processes in the following period before new purchase orders can be issued. If we are unable to win purchase contracts through the collective tender processes in which we decide to participate, we will lose market share to our competitors, and our revenue and profitability will be adversely affected.

Key employees are essential to growing our business.

Ms. Xuecheng Xia, our Board Chair and Chief Executive Officer, Mr. Yansheng Wang, the General Manager of our PRC subsidiaries, and Mr. Shuyuan Chang, Chief Financial Officer are essential to our ability to continue to grow our business. Mrs. Xia and Wang have established relationships within the industries in which we operate. If either of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

Our marketing activities are critical to the success of our products, and if we fail to grow our marketing capabilities or maintain adequate spending on marketing activities, the market share of our products and our brand name and product reputation would be materially adversely affected.

A large percentage of our products are branded generic pharmaceuticals and the success and lifespan of our products are dependent on our efforts in the marketing of our products. Our marketing professionals regularly visit hospitals, clinics and pharmacies to explain the therapeutic value of our pharmaceuticals and to keep healthcare professionals up to date as to any developments relating to our pharmaceuticals. We organize in-person product presentations, conferences and seminars for physicians and other healthcare professionals and participate in trade shows to generate market awareness of our existing and new prescription pharmaceuticals. We are also engaged in advertising and educational campaigns through various media channels to educate the public as to our pharmaceuticals. These various marketing activities are critical to the success of our products. However, we cannot assure you that our current and planned spending on marketing activities will be adequate to support our future growth. Any factors adversely affecting our ability to grow our marketing capabilities or our ability to maintain adequate spending on marketing activities will have an adverse effect on the market share of our products and the brand name and reputation of our products, which may result in decreased demand for our products and negatively affect our business and results of operations.

There is no assurance that our existing products will continue to be included or new products developed by us will be included in the medical insurance catalogs.

Eligible participants in the national basic medical insurance program in China, which consists of mostly urban residents, are entitled to reimbursement from the social medical insurance fund for up to the entire cost of medicines that are included in the Medical Insurance Catalogs. As of June 30, 2010, 15 of our principal products that were manufactured and sold were included in the national Medical Insurance Catalog. The inclusion of a medicine in the Medical Insurance Catalogs can substantially improve the sales of the medicine. The Ministry of Human Sources and Social Security in China, or the Ministry of Human Resources, together with other government authorities from time to time, selects medicines to be included in the Medical Insurance Catalogs based on factors including treatment requirements, frequency of use, effectiveness and price. The Ministry of Human Resources also occasionally removes medicines from such catalogs. There can be no assurance that our existing products will continue to be included in the Medical Insurance Catalogs. The removal or exclusion of our products from the Medical Insurance Catalogs may adversely affect our sales. In addition, there is significant uncertainty related to the coverage and reimbursement of newly approved pharmaceutical products. The commercial success of our potential products is substantially dependent on whether reimbursement is available for the ordering of our potential products by hospitals for use by their patients. Our failure to obtain inclusion of our potential products to the Medical Insurance Catalogs may adversely affect the future sales of those products.

We have a limited operating history as a separate wholly-owned foreign company.

Our limited operating history makes it difficult to evaluate our business and future prospects. Although our revenues have grown rapidly, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties in implementing our business model, including potential failure to:

  increase awareness of our products, protect our reputation and develop customer loyalty;

  manage our expanding operations and service offerings, including the integration of any future acquisitions;

  maintain adequate control of our expenses; and

  anticipate and adapt to changing conditions in the markets in which it operates as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

The nature of our business exposes us to the risk of product liability claims that is inherent in the research and development, manufacturing and marketing of pharmaceutical products. Using product candidates in clinical trials also exposes us to product liability claims. These risks are greater for our products that receive regulatory approval for commercial sale. Even if a product were approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim effects other than those intended resulted from the use of our products. While to date no material claim for personal injury resulting from allegedly defective products has been brought against us, a substantial claim or a substantial number of claims, if successful, could have a material adverse impact on our business, financial condition and results of operations. Such lawsuits may divert the attention of our management from our business strategies and may be costly to defend. In addition, we do not maintain product liability insurance or insurance covering potential liability relating to the release of hazardous materials. In the event of allegations that any of our products are harmful, we may experience reduced consumer demand for our products or our products may be recalled from the market. We may also be forced to defend lawsuits and, if unsuccessful, to pay a substantial amount in damages. In addition, business interruption insurance available in China offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

We expect to need additional financing, which may not be available on satisfactory terms or at all.

We believe that our existing cash, including the net proceeds from the Warrant Financing, will be sufficient to support our current operating plan for at least the next 12 months. As of June 30, 2011, we had cash and equivalents of $16,609,372. We expect to need additional capital to support our future development programs. Our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to you.

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, it would incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to your interest in bankruptcy or liquidation. To the extent that we raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

If we fail to protect adequately or enforce our intellectual property rights, or to secure rights to patents of others, the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability, and the ability of our licensors, to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we have filed 10 patents with the National Intellectual Property Administration of the PRC. We anticipate filing additional patent applications both in the PRC and in other countries, as appropriate. However, we cannot predict the degree and range of protection patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents, if and when patents will issue, whether or not others will obtain patents claiming aspects similar to our patent applications, or if we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

Our success also depends on the skills, knowledge and experience of our scientific and technical personnel, consultants, advisors, licensors and contractors. To help protect our proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into confidentiality and, where applicable, grant-back agreements. These agreements may not provide adequate protection in the event of unauthorized use or disclosure or the lawful development by others of such information. If any of our intellectual property is disclosed, our value would be significantly impaired, and our business and competitive position would suffer.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

If our products, methods, processes and other technologies infringe proprietary rights of other parties, we could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether we win or lose. All these could result in a substantial diversion of valuable management resources.

We believe we have taken reasonable steps, including comprehensive internal and external prior patent searches, to ensure that we have freedom to operate and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights. However, we cannot guarantee that no third party patent has been filed or will be filed that may contain subject matter of relevance to our development, causing a third party patent holder to claim infringement. Resolving such issues has traditionally resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

We have never paid cash dividends and are not likely to do so in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

Acquisitions and strategic investments could adversely affect our operations and result in unanticipated liabilities.

We may in the future acquire or make strategic investments in a number of companies, websites or content providers. Such transactions may result in dilutive issuances of equity securities, use of cash resources, incurrence of debt and amortization of expenses related to intangible assets. Our acquisitions and strategic investments would be accompanied by a number of risks, including:

1.	the difficulty of assimilating operations and personnel of acquired companies into our operations;

2.	the potential disruption of ongoing business and distraction of management;

3.	additional operating losses and expenses of the businesses acquired or in which we invest;

4.	the potential for patent and trademark infringement claims against the acquired company;

5.	the impairment of relationships with customers, supplier and partners of the companies we acquired or with our customers, suppliers and partners as a result of the integration of acquired operations;

6.	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

7.	the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems;

8.

in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

9.	the impact of known potential liabilities or unknown liabilities associated with the companies, website or content we acquire or in which we invest.

Our failure adequately to address such risks in connection with future acquisitions and strategic investments could prevent us from realizing the anticipated benefits of such acquisitions or investments, causing us to incur unanticipated liabilities and harming our business generally.

RISKS ASSOCIATED WITH DOING BUSINESS IN GREATER CHINA

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed companies with substantial PRC operations, we may have to expend significant resources to investigate and resolve any negative allegations resulting from such scrutiny which could harm our business operations and reputation and could result in a loss of your investment in our stock, especially if such allegations cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around a lack of effective internal controls over financial accounting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, many of these companies are now conducting internal and external investigations into the allegations, and in the interim are subject to shareholder lawsuits and SEC enforcement actions. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

Our business and financial performance may be materially adversely affected by 2006 M&A Rule.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rules, any Round-trip Investment must be approved by the Ministry of Commerce, MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law. In addition, the 2006 M&A Rule purports to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through Round-trip Investment, to obtain the approval of the China Securities Regulatory Commission, or CSRC prior to publicly listing their securities on an overseas stock exchange.

On August 17, 2007, our acquisition of Chinese subsidiaries was approved by local commerce authority in Tianjin City and we completed all procedures, filings and registrations of such acquisition in June 2008. On February 11, 2010, Dragon Core Limited and Neo Profit Limited, each British Virgin Islands companies, exercised their options to purchase 31,513,945 shares of our common stock held by Mr. Chenghai Du, thereby acquiring a controlling interest in our Company. Dragon Core Limited is 67% beneficially owned and controlled by our Chief Executive Officer and Director, Ms. Xuecheng Xia, and Neo Profit Limited is wholly-owned and controlled by Ms. Xia, and Ms. Xia is a PRC resident. Although Dragon Core Limited and Neo Profit Limited are British Virgin Islands entities and our acquisition of Chinese subsidiaries was closed in June 2008, PRC authorities may deem Ms. Xia to be the actual acquirer and the acquisition of our equity interest by PRC residents is required to obtain the approval from MOFCOM. We cannot assure you that we may be able to obtain the approval required from MOFCOM, failure of which may result in invalidation our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that our future listing (if any) in stock exchange would requires the prior approval of the China Securities Regulatory Commission, or CSRC, which we believe is time consuming and we cannot assure you we would obtain such approval from CSRC. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries. But we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

Our operations and assets in greater china are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

China’s economic policies could affect our business.

All of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of the PRC has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises.

However, a substantial portion of productive assets in the PRC are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

If the Chinese government finds that the structure for operating our Chinese businesses do not comply with Chinese governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

All of our operations are conducted through our subsidiary in China. If we, our subsidiary, or our corporate structure is found to be in violation of any existing or future PRC laws or regulations (for example, if we are deemed to be holding equity interests in an entity in which direct foreign ownership is restricted) the relevant PRC regulatory authorities, including the administration of industry and commerce, the administration of foreign exchange and relevant agencies of the Ministry of Commerce, would have broad discretion in dealing with such violations, including:

  revoking business and operating licenses

  confiscating income and imposing fines and other penalties requiring us to restructure our corporate structure or operations restricting or prohibiting our use of proceeds from our financings to finance our business and operations in China imposing conditions with which we or our subsidiaries may not be able to comply forcing us to relinquish our interests in our subsidiaries

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct our business.

We may not be able to obtain regulatory approval for any of the products resulting from our development efforts and failure to obtain these approvals could materially harm our business.

All new medicines must be approved by the SFDA before they can be marketed and sold in China. The SFDA requires successful completion of clinical trials and demonstrated manufacturing capability before it grants approval. Clinical trials are expensive and their results are uncertain. It often takes a number of years before a medicine can be ultimately approved by the SFDA. In addition, the SFDA and other regulatory authorities may apply new standards for safety, manufacturing, packaging, and distribution of future product candidates. Complying with such standards may be time-consuming and expensive and could result in delays in obtaining SFDA approval for our future product candidates, or possibly preclude us from obtaining SFDA approval altogether. Furthermore, our future products may not be effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. The SFDA and other regulatory authorities may not approve the products that we develop and even if we do obtain regulatory approvals, such regulatory approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such product.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has not adopted a Western style of management, financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, and instituting business practices that meet Western standards. We may also experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to the U.S. dollar had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% against the U.S. dollar in 2005 and 3.3% in 2006. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese renminbi into foreign currency for current account items, conversion of Chinese renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that it will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

We may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make most of our sales in China. PRC law also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability in connection with FCPA violations committed by companies in which we invest or that we acquire.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The Implementation Rules of the New Labor Contract Law was subsequently promulgated and became effective on September 18, 2008. The PRC government also promulgated the Law on Mediation and Arbitration of Labor Disputes on December 29, 2007 that came into effect on May 1, 2008. These newly enacted labor laws and regulations impose greater liabilities on employers and significantly impact the cost of an employer’s decision to reduce our workforce. Further, they require certain terminations to be based upon seniority but not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

Future inflation in china may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for employee stock ownership plans or share option plans may subject our China resident shareholders to personal liability and limit our ability to acquire Chinese companies or to inject capital into our operating subsidiaries in China, limit our subsidiary’s ability to distribute profits to us, or otherwise materially and adversely affect us.

The SAFE issued a public notice in October 2005, requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. To further clarify the implementation of Circular 75, the SAFE issued Circular 124 on November 24, 2005. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in our ability to contribute additional capital into our PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. Some of our PRC resident beneficial owners have not registered with the local SAFE branch as required under SAFE regulations. The failure or inability of these PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Any failure to comply with the relevant registration procedures may affect the effectiveness of our employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime. These penalties may subject us to fines and legal sanctions, prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits to you could be materially and adversely affected.

In addition, the National Development and Reform Commission ("NDRC") promulgated a rule in October 2004, or the NDRC Rule, which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this rule. However, there exist extensive uncertainties in terms of interpretation of the NDRC Rule with respect to its application to a PRC individual’s overseas investment, and in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiary to certain liabilities under PRC laws, which could adversely affect our business.

Changes in economic conditions and consumer confidence in China may influence consumer preferences and spending patterns, and accordingly, our results of operations.

Our business and revenue growth primarily depend on the size of the pharmaceutical industry in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. In particular, as we focus on our expansion of sales in metropolitan markets, where living standards and consumer purchasing power are higher than rural areas, we are especially susceptible to changes in economic conditions, consumer confidence and customer preferences of the urban Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. For example, the recent global economic and financial market crisis may cause, among other things, lower customer spending in metropolitan markets. In addition, the timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected. In addition, acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products and services we offer or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition that may prevent us from maintaining or increasing market share for our existing products and gaining market acceptance for our future products. Our competitors may develop or commercialize products before us or more successfully.

The pharmaceutical market in China is intensely competitive, rapidly evolving and highly fragmented. Our competitors may develop products that are superior to ours or may be more effective in marketing products that are competitive with our products. We face competition from other pharmaceutical companies, including multinational companies as well as manufacturers of traditional Chinese medicines with similar curative effects that can be used as substitutes for certain of our products.

Many of our existing and potential competitors may have greater financial, technical, manufacturing and other resources than we do. In addition, certain competitors, which were established by multinational pharmaceutical companies, have more extensive research and development and technical capabilities than we do. Furthermore, China’s industry reforms aimed to meet the World Trade Organization, or the WTO, requirements may foster increased competition from multinational pharmaceutical companies. Such competitors may also have greater brand name recognition, more established distribution networks, larger customer bases or more extensive knowledge of our target markets. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. In addition, certain of our competitors may adopt low-margin sales strategies and compete against us based on lower prices. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

In addition, to increase sales, certain manufacturers or distributors of pharmaceuticals may engage in questionable practices in order to influence procurement decisions of our customers. As a result, as competition intensifies in the pharmaceutical industry in China, we may lose sales, customers or contracts to competitors that engage in these practices.

The retail prices of certain of our products are subject to control, including periodic downward adjustment, by PRC government authorities.

Certain of our pharmaceutical products, primarily those included in the national and provincial Medical Insurance Catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings. In addition, the maximum retail prices of products that are included in the Medical Insurance Catalogs are also subject to periodic downward adjustments as the PRC government authorities aim to make pharmaceuticals more affordable to the general public. However, PRC government authorities impose no control over the prices at which pharmaceutical producers sell their products to their distributors. Since May 1998, the relevant PRC government authorities have ordered price reductions of various pharmaceuticals 24 times. The latest price reductions occurred in January, March, April and May of 2007 and affected a total of 466 different Chinese medicines and 614 different the western pharmaceuticals. However, in the long term, the prices at which pharmaceutical producers in China sell their products to distributors, including the prices of our products, will be affected by the relevant fixed retail prices or retail price ceilings. Government price controls, especially downward price adjustments, may have a material adverse effect on our revenues and profitability.

Pharmaceutical companies in China require a number of permits and licenses in order to carry on their business.

All pharmaceutical manufacturing and distribution companies in China are required to obtain certain permits and licenses from various PRC governmental authorities, including, in the case of manufacturing companies, a pharmaceutical manufacturing permit and, in the case of distribution companies, a pharmaceutical distribution permit. We have obtained permits and licenses and GMP certifications required for the manufacture of our pharmaceutical products. In addition, we have obtained permits, licenses and Good Supply Practice, or GSP, certifications for the distribution of our products. Each of these permits and licenses held by us is valid for a limited number of years and subject to periodic renewal and/or reassessment by the relevant PRC government authorities and the standards of compliance required in relation thereto may from time to time be subject to changes. We intend to apply for the renewal of such permits and licenses when required by applicable laws and regulations. Any failure by us to obtain such renewals may have a material adverse effect on the operation of our business, and prevent us from continuing to carry on our business. Furthermore, any changes in compliance standards, or any new laws or regulations may prohibit or render it more restrictive for us to conduct our business or may increase our compliance costs, which may adversely affect our operations or profitability.

RISKS RELATING TO OUR COMMON STOCK

There is not now, and there may not ever be, an active market for our common stock and we cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

There currently is no market for our common stock. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect our liquidity. This would also make it more difficult for us to raise additional capital.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has regulations which generally define so-called “penny stocks” to be equity securities that have a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. When listed or quoted on an over-the-counter electronic exchange, our common stock may be deemed to be a “penny stock” subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary and other holdings and investments. In addition, our operating subsidiary, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our company and your shares may become worthless. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

The management team collectively has the power to make all major decisions regarding the company without the need to get consent from any stockholder or other person. This discretion could lead to decisions that are not necessarily in the best interests of minority shareholders.

Our management team collectively owns 79.1% of our outstanding common stock. Management, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management team is in a position to elect all of our directors and to dictate all of our policies.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Since we just completed the acquisition of ALH on May 28, 2010, we have not evaluated ALH and its consolidated subsidiaries’ internal control systems in order to allow our management to report on our internal controls on a consolidated basis as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending June 30, 2011. We can provide no assurance that we will comply with all of the requirements imposed thereby. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 50 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.

The table below provides a summary of our land use rights to: Xi Qing Dan Guo Yong (2003) No.132 located in Yonghong Industry, Nanhe Town, Xiqing District, Tianjin, China; Fang Di Zheng Jin Zi No. 104030753702 and Jing Dan Guo Yong (2006) No. 46, located at Ke Ji Street in the Tianyu Tranquility Science and Technology Parks, Jinghai District, Tianjin, China (respectively, “Land 1”, “Land 2”, and “Land 3”):

Land	Usage	Area (m2)	Type of Land Use Right	Term of Use
Land 1	Industrial	3,438.4	Granted	Expiration on October 27, 2053
Land 2	Industrial	2,524.3	Granted	Expiration on September 3, 2057
Land 3	Industrial	85,938.92	Granted	Expiration on June 24, 2054

We also own the property titles to six buildings located at Tianjin City, China. “Tianjin Property Ownership Certificate No. 110029331” includes 2 buildings with a total area of 1325.75 square meters, “Fang Di Zheng Jin Zi No. 104030753702” includes 1 building with a total area of, 2,856.8 square meters. The properties are used for industrial and office purposes. We also own “Fang Quan Zheng Jin Fang Zi No.000011279" for property in the Jinghai District that includes 3 buildings with a total area of 22,138.24 square meters.

For our facilities located in Yonghong Industry, Nanhe Town, Xiqing District, Tianjin, China, 74.8% of our properties are used for production, 11.0% of our properties are used for office space and 14.2% of our properties are used for warehousing. For our new facilities located in Ke Ji Street in the Tianyu Tranquility Science and Technology Parks, Jinghai District, Tianjin, China, 43.1% of such properties are used for production, 12.6% is used for office space and 15.1% is used for warehousing.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as noted below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

China BOI Hunter, LLC, or BOI Hunter, was the holder of (a) a certain Secured Convertible Promissory Note in the principal amount of $1.5 million, due December 20, 2008, and (b) warrants to purchase up an amount of shares of ALH common stock equal to $750,000, issued pursuant to a certain Credit and Security Agreement, dated as of June 20, 2008, among BOI Hunter, ALH and the other ALH affiliates signatory thereto. The ALH warrants were issued to BOI Hunter but the note remained outstanding and unconverted until May 25, 2010, when the Company, ALH, BOAI Pharm and BOI Hunter agreed to a settlement of the Company’s obligations under the Credit and Security Agreement. Pursuant to the settlement agreement, we paid BOI Hunter the $1.5 million in outstanding principal, and issued to BOI Hunter, a three-year warrant to purchase 298,805 shares of common stock at $2.51 per share, for the ALH warrants held by BOI Hunter. In addition, our controlling stockholder at the time, allocated to BOI Hunter 239,044 shares of our common stock to be issued to him in exchange for his equity interests in ALH. The Company also agreed that it would register the securities issued under the settlement agreement for resale before the expiration of a 12-month period commencing on the date of the settlement agreement, and that failure to effect such registration would incur an immediate penalty of $89,700, as well as an additional penalty of $10,000 per month until such registration was effected. The Company had not fulfilled its obligation to effect the registration of the BOI Hunter securities to date because the Company’s registration statement on Form 10 is still undergoing SEC review and the Company expects that any registration statement registering the BOI Hunter securities for resale will not go effective until after SEC clearance of the Form 10 registration statement. On September 9, 2011, BOI Hunter initiated a lawsuit against the Company in the United States District Court for the Southern District of New York, claiming liquidated damages of $89,700 plus $10,000 per month for the Company’s alleged failure to have an effective registration statement by May 25, 2011. The Company has retained counsel to assist in the resolution of this compliant.

ITEM 4.	(REMOVED and RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market in our Common Stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

Holders of Record

As of June 30, 2011, we had 39,840,605 shares of our common stock issued and outstanding, held by 293 holders.

In general, pursuant to Rule 144 adopted under the Securities Act of 1933, as amended, a shareholder who owns restricted shares of a company which files periodic reports with the Securities and Exchange Commission and who has a holding period of at least six months, is entitled to sell such shares in accordance with the provisions of Rule 144. In the event the shareholder is a non-affiliate of the issuer, he or she may make unlimited public resales of shares under Rule 144 provided that the current public information requirement is satisfied. A non-affiliate who has a holding period of more than one year, may make unlimited resales of shares without compliance with any other requirement of Rule 144. Persons who are affiliates of the issuer must comply with all requirements of Rule 144 in conjunction with resales of their shares including the current public information requirement, the volume limitations, the manner of sale requirements and the filing of a Form 144. Therefore, the possible sale of our currently outstanding shares pursuant to Rule 144 may, in the future, have a depressive effect on the price of our common stock in the over-the-counter market.

Dividends

We have never paid any dividends and we plan to retain earnings, if any, for use in the development of the business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly-foreign owned enterprises in China.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated statement of income and comprehensive income data for the fiscal years ended June 30, 2009, 2010, and 2011 and the selected balance sheet data as of June 30, 2010 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended June 30, 2007 and 2008 are derived from our unaudited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained under "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

(All amounts, except for share and per share amounts, in U.S. dollars)

					2007
	2011	2010	2009	2008	(Unaudited)
Revenues	$95,736,002	$68,166,997	$49,489,066	$32,381,120	$19,450,426
Income From Operations	$37,161,076	$30,351,709	$20,775,222	$13,232,446	$4,687,846
Net Income	$27,600,363	$21,750,626	$15,460,736	$11,125,217	$3,674,657
Income from Operations Per Share
Basic	$0.93	$0.85	$0.64	$0.41	$0.15
Diluted	$0.93	$0.85	$0.64	$0.41	$0.15
Total Assets	$111,225,857	$77,429,655	$48,591,732	$29,015,101	$9,247,968
Total Current Liabilities	$16,988,721	$14,923,296	$18,561,901	$14,525,468	$5,263,003
Total Long Term Liabilities	$283,644	$146,780	$0	$0	$0
Net Assets	$93,953,492	$62,359,579	$30,029,831	$14,489,633	$3,984,965
Weighted average number of common shares outstanding
Basic	39,840,605	35,783,112	32,310,758	32,310,758	32,310,758
Diluted	39,840,605	35,783,112	32,310,758	32,310,758	32,310,758
Earnings Per Share
Basic	$0.69	$0.61	$0.48	$0.34	$0.11
Diluted	$0.69	$0.61	$0.48	$0.34	$0.11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Statement. Our financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP). Certain information contained below and elsewhere in this 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a producer and distributor of pharmaceutical products including a variety of medical supplies, prescription and over-the-counter, or OTC, drugs in China and abroad. We were organized under the laws of the State of Arizona, in 2004, as VT French Services, Inc., a wholly owned subsidiary of Visitalk Capital Corporation, which in turn was a wholly owned subsidiary of Visitalk.com. As part of Visitalk’s Chapter 11 reorganization plan, we became a shell company with no assets or operations. VCC was authorized by the Visitalk plan to be the reorganized debtor. Effective September 11, 2008, our name was changed from VT French Services, Inc. to Bay Peak 6 Acquisition Corp, in connection with our redomestication to Nevada. On July 28, 2010, we changed our name to Asia Leechdom Holding Corp., in connection with our acquisition of ALH. As a result of the acquisition, we now produce and distribute pharmaceutical products including a variety of medical supplies, prescription and OTC drugs.

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

We also export our products through third-party exporters to customers in North America, Europe and East Asia. Our subsidiary, BOAI Pharm is the original design manufacturer, or ODM, for twelve products branded by both domestic and international pharmaceutical companies. Our ODM Products, including products sold under the “American Ginseng Tea,” “Wild Ginseng Tea,” and “Ginseng Tea,” brands are exported to end-users in Canada, Europe and Asia through the Northern International. We receive product orders from Northern International along with a deposit for such products. We then arrange for the production, packaging and transportation of the product to a warehouse designated by Northern International and then receive payment. Northern International is obligated to pay us for such products, regardless of their sales. Sales revenue from our exported ODM products was $3.62 million and $4.65 million for fiscal years ended June 30, 2011 and 2010, respectively, and accounted for 3.8% and 6.8% of our total revenue, respectively, during such periods.

We produce our products at our 3,428 square meter production facility in Tianjin, China. We currently operate 9 production lines, each serving the following product formats: (1) ointment, (2) pill, (3) tablet, (4) syrup, (5) granule, (6) capsule, (7) orally taken liquid, (8) plaster and (9) extract; and further separated into liquid preparations (such as ointment and syrup) and solid preparations (such as tablets, pills and granules). We recently obtained land use rights for another 85,938.92 square meters of property for construction of an additional production facility in Tianjin. We expect to complete the initial phase of construction for this new facility by November 2011.

We generate revenues from the sale and distribution of our products and other third party products in China and abroad. For the fiscal years ended June 30, 2011, 2010 and 2009, total revenue was $95,736,002, $68,166,997 and $49,489,066, respectively, and our net income for those years was $27,600,363, $21,750,626 and $15,460,736, respectively.

Recent Developments

BOI Hunter Litigation

BOI Hunter, was the holder of (a) a certain Secured Convertible Promissory Note in the principal amount of $1.5 million, due December 20, 2008, and (b) warrants to purchase up an amount of shares of ALH common stock equal to $750,000, issued pursuant to a certain Credit and Security Agreement, dated as of June 20, 2008, among BOI Hunter, ALH and the other ALH affiliates signatory thereto. The ALH warrants were issued to BOI Hunter but the note remained outstanding and unconverted until May 25, 2010, when the Company, ALH, BOAI Pharm and BOI Hunter agreed to a settlement of the Company’s obligations under the Credit and Security Agreement. Pursuant to the settlement agreement, we paid BOI Hunter the $1.5 million in outstanding principal, and issued to BOI Hunter, a three-year warrant to purchase 298,805 shares of common stock at $2.51 per share, for the ALH warrants held by BOI Hunter. In addition, our controlling stockholder at the time, allocated to BOI Hunter 239,044 shares of our common stock to be issued to him in exchange for his equity interests in ALH. The Company also agreed that it would register the securities issued under the settlement agreement for resale before the expiration of a 12-month period commencing on the date of the settlement agreement, and that failure to effect such registration would incur an immediate penalty of $89,700, as well as an additional penalty of $10,000 per month until such registration was effected. The Company had not fulfilled its obligation to effect the registration of the BOI Hunter securities to date because the Company’s registration statement on Form 10 is still undergoing SEC review and the Company expects that any registration statement registering the BOI Hunter securities for resale will not go effective until after SEC clearance of the Form 10 registration statement. On September 9, 2011, BOI Hunter initiated a lawsuit against the Company in the United States District Court for the Southern District of New York, claiming liquidated damages of $89,700 plus $10,000 per month for the Company’s alleged failure to have an effective registration statement by May 25, 2011. The Company has retained counsel to assist in the resolution of this compliant.

Loan Agreement

On September 14, 2011, BOAI Pharm entered into a loan agreement  with DEG-Deutesche Investitions-Und Entwicklungsgesellschaft Mbh, or DEG, pursuant to which DEG has agreed to lend BOAI Pharm an aggregate amount of $15,000,000 for the ongoing expansion of its production capacity. BOAI Pharm will be obligated to repay the Loan in six-month installments of $1,500,000, commencing from August 15, 2013, through February 15, 2018. The loan will be repayable at an annual interest rate equal to the six-month USD LIBOR rate plus 7.3%, until the security under the agreement reaches an asset coverage ratio of 130% in relation to the loan. Thereafter, the interest rate on the loan will be payable at an annual rate equal to the six-month USD LIBOR rate plus 4.3% . As security for BOAI Pharm’s performance of the agreement, we have agreed (1) create and register in favor of DEG, a first ranking mortgage in the amount of at least $24,000,000 on the complete land and buildings (including equipment and machinery) situated at the site of BOAI Bio-Pharm; and (2) undertake to provide a first demand payment guarantee to DEG. The Agreement is expected to close on or before December 31, 2011.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy. We operate our manufacturing facilities in China and derive 100% of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. Despite the global economic turmoil which slowed its growth rate, China experienced significant economic growth in recent years, achieving a 10.3% growth in gross domestic product in 2010, with a fourth quarter growth of 9.8% on an annualized basis. China appears to be emerging from the economic slowdown and is expected to experience continued growth in all areas of investment and consumption.

  Product Development and Brand Recognition. We believe in order to compete effectively in this market, we need to improve the quality of our products and deliver new products. As such, we face the challenge of expanding our research and development (“R&D”) capacity. We need to maintain a strong and sufficient R&D team and identify the right directions for our R&D. We also face the long-term challenge of developing our brand recognition. We plan to focus on building a reputation for quality and excellent customer service within our industry instead of advertising. We believe our sales and service team is key in developing the Company’s brand recognition and value.

  Taxation. We are subject to United States tax at a 34% rate. No provision for income taxes in the United States was made as we have no income taxable in the United States. We are also subject to PRC taxes, pursuant to the New EIT Law discussed in more detail under the heading “Regulation – Taxation” heading elsewhere in this statement.

Foreign Currency Translation. While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in U.S. dollar financial statements will decline. Differences resulting from translating RMB financial statements into US dollars are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income for the year ended June 30, 2011, by approximately $3.4 million based on our outstanding revenues, costs and expenses denominated in RMB.

Results of Operations

Since we were a shell at the time of the merger while ALH had operations through its acquisition of BOAI Pharm, ALH was considered the acquirer for accounting purposes.

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

The following table sets forth key components of our results of operations for the fiscal years ended June 30, 2011 and 2010, both in dollars and as a percentage of our net revenues.

	2011		2010
	In Dollars	As a percentage of net revenues	In Dollars	As a percentage of net revenues
Revenues	$95,736,002	100.0%	$68,166,997	100.0%
Cost of Goods Sold	52,730,477	55.1%	34,217,906	50.2%
Gross Profit	43,005,525	44.9%	33,949,091	49.8%
Operating Expenses	5,844,449	6.1%	3,597,382	5.3%
Operating Income	37,161,076	38.8%	30,351,709	44.5%
Other Expense	(43,310)	(0.1)%	(938,455)	(1.4)%
Income Taxes	9,517,403	9.9%	7,662,628	11.2%
Net Income	$27,600,363	28.8%	$21,750,626	31.9%

Revenues. We generate revenues from the sale and distribution of our pharmaceutical products and other third party medicines and medical devices in China and abroad. We had revenues of $95,736,002 for the year ended June 30, 2011, an increase of $27,569,005, or 40.4%, compared to $68,166,997 for 2010. The increase in revenues was due to the sales generated from both our pharmaceutical manufacturing and medicine wholesales businesses.  During the year ended June 30, 2011, sales of our pharmaceutical products (including inter-company sales) increased by 12,814,120, or 45.8%, compared to $28,006,754 for 2010, and we earned $54,814,956 in revenue from our wholesale business for the year ended June 30, 2011, an increase of $14,588,621, or 36.3%, compared to 2010. In 2011, we also started to recognize $1,366,945 processing revenue in our pharmaceutical manufacturing business and $452,639 consulting revenue. Our sales growth was primarily due to our continuous marketing efforts in expanding new geographic regions and overall increased market demand for some current products, such as the FuFangYiMuCao Gel, YiQiRunChang Gel and the PuDiLanXiaoYan Tablet.

Cost of Goods Sold and Gross Profit. Our cost of goods sold consists of the cost of raw materials, labor costs and production overhead. In the year ended June 30, 2011, our cost of goods sold increased 54.1%, from $34,217,906 to $52,730,477, compared to 2010. In addition, we also started to recognize cost of processing revenue of $23,238 and cost of consulting revenue of $36,508 in total cost of goods sold in 2011. The increase of cost of goods sold in 2011 compared to 2010 is attributable to our increase in sales. However, the disparity in growth between revenue and cost of goods sold is mainly attributable to the stronger sales of our lower margin wholesale products and higher manufacturing cost, such as increased labor and materials cost, of our pharmaceutical products in 2011. As a result, during the year ended June 30 2011, the gross margin of our medicine wholesale and manufacturing business was 36.6% and 55.2%, compared to 42.0% and 61.0% in 2010, respectively. The overall result was a decrease in our gross margin from 49.8% in the year ended June 30 2010, to 44.9% in 2011.

Operating Expenses. The Company’s operating expenses increased by 62.5%, from $3,597,382 for the year ended June 30, 2010, to $5,844,449 in 2011. The increase is primarily due to higher selling and general and administrative (G&A”) expense, partially offset by lower R&D expense, for the year ended June 30, 2011, compared to 2010. Selling expense increased 79.1% from $653,973 to $1,171,061, compared to 2010, primarily due to our increased marketing activities for products offering and our sales to previously unaddressed geographic locations. G&A expenses increased from $1,382,099 for the year ended June 30, 2010, to $3,370,956 in 2011, a 143.9% increase. G&A expenses as a percentage of revenues were 3.5% for the year ended June 30, 2011, compared to 2.0% in 2010. The increase in G&A expenses for the year ended June 30, 2011 was primarily due to higher professional fees in connection with our becoming a public company (such as accounting, legal and financial consulting fees), increased depreciation and amortization expenses and higher payroll expenses. R&D costs consist of salary and benefits, fees paid to research organizations, supplies and facility costs. R&D costs decreased by $258,878, or 16.6%, from $1,561,310 for the year ended June 30, 2010, to $1,302,432 in 2011. Expressed as a percentage of revenue, R&D cost was 1.4% for the year ended June 30, 2011, compared to 2.3% in 2010. The decrease in R&D costs reflected our better control over R&D projects.

Other Expense (Income). Other expense (income) for the year ended June 30, 2011 decreased to $43,310, from $938,455 for the year ended June 30, 2010, an $895,145, or 95.4%, decrease. The decrease was mainly due to our recognition of $826,947 in interest expense due to interest expense of $826,947 related to the default settlement of our $1.5 million bridge loan with BOI Hunter during 2010. Pursuant to the settlement agreement, our controlling shareholder transferred 239,044 shares of our common stock issued to him in the reverse merger with ALH, and the Company delivered three-year warrants to purchase 298,805 shares of the Company’s common stock. The fair value of these settlement securities was $826,947.

Income Taxes. Income tax expense for the year ended June 30, 2011 was $9,517,403, compared to $7,662,628 for 2010. The Company’s effective tax rates were 25.6% and 26.0% for the years ended June 30 2011 and 2010, respectively.

Net Income. For the reasons described above, our net income was $27,600,363 for the year ended June 30, 2011, representing a 26.9% increase over 2010.

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

The following table sets forth key components of our results of operations for the fiscal years ended June 30, 2010 and 2009, both in dollars and as a percentage of our net revenues.

	2010		2009
		As a		As a
		percentage		percentage
		of net		of net
	In Dollars	revenues	In Dollars	revenues
Revenues	$68,166,997	100.0%	$49,489,066	100.0%
Cost of Goods Sold	34,217,906	50.2%	26,094,624	52.7%
Gross Profit	33,949,091	49.8%	23,394,442	47.3%
Operating Expenses	3,597,382	5.3%	2,619,220	5.3%
Operating Income	30,351,709	44.5%	20,775,222	42.0%
Other Expense	(938,455)	(1.4)%	(110,939)	(0.2)%
Income Taxes	7,662,628	11.2%	5,203,547	10.5%
Net Income	$21,750,626	31.9%	$15,460,736	31.3%

Revenues. We generate revenues from the sale and distribution of our pharmaceutical products and other third party medicines and medical devices in China and abroad. We had total revenues of $68,166,997 for the year ended June 30, 2010, an increase of $18,677,931, or 37.7%, compared to $49,489,066 for the year ended June 30, 2009. The increase in revenues was due to sales generated both from sales of our pharmaceutical products and from our wholesale business. During the year ended June 30, 2010, sales of our pharmaceutical products (including inter-company sales) increased by $7,587,264, or 37.2%, compared to $20,419,490 in the year ended June 30, 2009, and we earned $40,226,335 in revenue from our wholesale business for the year ended June 30, 2010, an increase of $10,646,919, or 36.0%, compared to the year ended June 30, 2009. Our sales growth was primarily due to our continuous marketing efforts, increase in new products offerings, as well as the expansion of our sales to previously unaddressed geographic locations.

Cost of Goods Sold and Gross Profit. Our cost of goods sold consists of the cost of raw materials, labor costs and production overhead. In the year ended June 30, 2010, our revenue increased by 37.7% and our cost of goods sold increased by 31.1%, from $26,094,624 to $34,217,906, compared to the period ended June 30, 2009. The increase of cost of sales in 2010 compared to 2009 is attributable to our increase in sales. However, the disparity in growth between revenue and cost of goods sold is mainly attributable to the stronger sales of our higher margin products in 2010 than in 2009. As a result, during the year ended June 30 2010, the gross margin of our medicine wholesale business was 42.0%, compared to the 36.2% margin in the 2009 period. The overall result was a 47.3% increase in our gross margin, from the year ended June 30 2009, to 49.8% in 2010.

Operating Expenses. The Company’s operating expenses increased by 37.3%, from $2,619,220 in the year ended June 30, 2009 to $3,597,382 in the 2010 period. The increase is primarily due to higher research and development (“R&D”) expense and general and administrative (G&A”) expense, partially offset by lower selling expense, for the year ended June 30, 2010, compared to 2009. R&D costs consist of salary and benefits, fees paid to research organizations, supplies and facility costs. R&D costs increased by $1,087,751, or 230%, from $473,559 in the year ended June 30, 2009, to $1,561,310 in the 2010 period. Expressed as a percentage of revenue, R&D cost was 2.3% for the year ended June 30, 2010, compared to 1.0% in 2009. The increase in R&D costs reflected increased expense incurred during the 2010 period in connection with trial production of new products. G&A expenses increased from $1,008,764 in the year ended June 30, 2009, to $1,382,099 in the 2010 period, a 37.0% increase. G&A expenses expressed as a percentage of revenues was 2.0% in the year ended June 30, 2010, which is the same as in 2009. The increase in G&A expenses in the year ended June 30, 2010 was primarily due to higher professional fees (such as legal and accounting fees), maintenance and repair fees, and bad debt allowance for accounts receivables. Selling expense decreased 42.5% from $1,136,897 to $653,973, compared to 2010, primarily due to our efforts to reduce unnecessary marketing expenses.

Other Expense (Income). Other expense (income) for the year ended June 30, 2010 increased to $(938,455), from $(110,939) for the year ended June 30, 2009, a $827,516, or 745.9%, increase. The increase was mainly due to our recognition of $826,947 in interest expense due to interest expense of $826,947 related to the default settlement of our $1.5 million bridge loan with BOI Hunter during 2010. Pursuant to the settlement agreement, our controlling shareholder transferred 239,044 shares of our common stock issued to him in the reverse merger with ALH, and the Company delivered three-year warrants to purchase 298,805 shares of the Company’s common stock. The fair value of these settlement securities was $826,947.

Income Taxes. Income tax expense for the year ended June 30, 2010 was $7,662,628, compared to $5,203,547 for 2009. The Company’s effective tax rates were 26.0% and 25.2% for the years ended June 30 2010 and 2009, respectively.

Net Income. Our net income was $21,750,626 for the year ended June 30, 2010, representing a 40.7% increase over 2009. The increase was due to our increased sales and the continued growth of our business.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and equivalents of $16.6 million. The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Fiscal Year Ended
	June 30,
	2011	2010	2009
Net cash provided by operating activities	$22,207,052	$16,256,711	$8,966,640
Net cash used in investing activities	(24,626,617)	(13,301,286)	(10,571,744)
Net cash provided by financing activities	3,718,269	6,002,970	1,955,778
Net increase in cash and equivalents	1,298,704	8,958,395	350,674
Effects of exchange rate change in cash	811,961	45,136	14,224
Cash and cash equivalent at beginning of the year	14,498,707	5,495,176	5,130,278
Cash and cash equivalent at end of the year	$16,609,372	$14,498,707	$5,495,176

Operating activities

Net cash provided by operating activities was $22.2 million for the year ended June 30, 2011, a 36.6% increase from $16.3 million in net cash generated from operating activities for 2010. The increase was primarily attributed to increase of $5,849,737 in net income. As reflected in our cash flows, the changes for the year ended June 30, 2011 included:

  cash outflows from accounts receivable, other receivables, and inventory were $6,806,991 primarily affected by the increase of our sales revenue;
  cash inflows from advances to materials suppliers and accounts payable were $2,141,792 mainly attributed to the timing of payments to vendors; and
  cash inflows from taxes and other payables were $2,146,557 primarily attributed to the timing of payments to government authorities and some property sellers; and cash outflows from due to and due from related party were $3,675,650 primarily attributed to our repayment of payables to related parties; and cash outflows from unearned revenue were $565,141 mainly due to our more aggressive promotional activities.

Net cash provided by operating activities was $16,256,711 for the year ended June 30, 2010, compared to $8,966,640 for 2009. The increase in net cash provided by operating activities between 2011 and 2010 was mainly due to increase of $6,289,890 in net income and lower working capital demand for inventory and other payables.

Investing activities

Net cash used in investing activities was $24.6 million for fiscal year ended June 30, 2011, compared to $13.3 million in 2010. Such increase was primarily due to cash outflows from higher investment in properties and land use rights of $9,008,370 to secure new space for future expansion and construction in progress of $10,953,045 to increase future production capacity in our Jinghai facility.

Net cash used in investing activities for the years ended June 30, 2010 was $13,301,286, compared to $10,571,744 in net cash used in investing activities for 2009. The increase in net cash used in investing activities between 2010 and 2009 was mainly due to higher advances to equipment suppliers and deposit for asset acquisition.

Financing activities

Net cash provided by financing activities decreased to $3.7 million during fiscal year ended June 30, 2011, compared to $6.0 million in 2010. The decrease was mainly attributable to our decrease in net proceeds from the June 2010 private placement by $5,122,517, partially offset by increased borrowing from local banks of 2,837,816.

Net cash provided by financing activities for the year ended June 30, 2010 was $6,002,970, compared to $in $1,955,778 in 2009. The increase in net cash provided by financing activities between 2010 and 2009 was mainly due to our June 2010 private placement.

Capital Expenditures

Our capital expenditures were $24,626,617, $13,301,286 and $10,571,744 for fiscal years ended June 30, 2011, 2010 and 2009, respectively. Our capital expenditures in 2011 were mainly used to acquire land usage rights and properties and invest in construction in progress in Tianjin in connection with our planned expansion of production capacity. As of June 30, 2011 and 2010, we had cash and equivalents of $16,609,372 and $14,498,707, respectively, primarily consisting of cash on hand and demand deposits. As of June 30, 2011, we expect to make additional capital expenditures of approximately RMB 54 million ($8.4 million) for the construction of buildings and purchase of equipment relating to construction of our new production facilities in Tianjin on or before August 31, 2012. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

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

Loan Commitments

The growth of our Company has been funded by capital contributions, initially from our founders and in May and June 2010 approximately $10.7 million capital raised by the sale of our securities to investors. As of June 30, 2011 and June 30, 2010 we had $5,368,608 and $3,536,584, respectively, in short and long term loans. All our current loans are secured by our properties.

The following table summarizes our short and long term loans outstanding as of June 30, 2011.

		Maturity	Interest
Bank	Amount	Date	Rate	Duration
Tianjin Agriculture Credit Union Bank	$371,316	July 7, 2011 *	5.841%	1 year
Tianjin Agriculture Credit Union Bank	$293,958	April 13, 2012	5.841%	1 year
Tianjin Agriculture Credit Union Bank	$371,316	May 31, 2012	7.256%	1 year
Tianjin Bank	$2,784,869	August 1, 2011*	4.425%	1 year
Tianjin Bank	$1,547,149	November 8, 2011	5.841%	1 year
Total	$5,368,608	--	--	--

* The Company repaid the loans when due.

Obligations under Material Contracts

Except with respect to the loan obligations disclosed under the “Loan Commitments” heading and the obligations discussed below, we have no obligations to pay cash or deliver cash to any other party.

  On September 30, 2008, we entered into a technology transfer agreement with Tsinghua University, pursuant to which we obtained use of the paclitaxel cell cultivation method for RMB 43 million ($ 6.6 million), payable in three installments. RMB 20 million ($3.0 million) was due and payable on December 30, 2008, after Tsinghua University transferred all the technology, another RMB 20 million ($3.0 million) was due and payable after BOAI Leechdom completed a trial production of the product with Tsinghua University’s assistance, and the remaining RMB 3 million ($450,000) is payable after the completion of our production facilities. We received the technology in December 2008 in connection with our initial payment of approximately $3.0 million, and made a second payment of approximately $3.0 million in March, 2009, when we successfully completed trial production. As of June 30, 2011, we had paid approximately $6.0 million and we are obligated to make a third and final payment of approximately $0.6 million once we are able to successfully produce on a large scale. The technology transfer agreement will expire on September 29, 2012, after which time the Company will own all products developed from such technology and Tsinghua University will be obligated to keep such technology confidential.

  BOI Hunter, was the holder of (a) a certain Secured Convertible Promissory Note in the principal amount of $1.5 million, due December 20, 2008, and (b) warrants to purchase up an amount of shares of ALH common stock equal to $750,000, issued pursuant to a certain Credit and Security Agreement, dated as of June 20, 2008, among BOI Hunter, ALH and the other ALH affiliates signatory thereto. The ALH warrants were issued to BOI Hunter but the note remained outstanding and unconverted until May 25, 2010, when the Company, ALH, BOAI Pharm and BOI Hunter agreed to a settlement of the Company’s obligations under the Credit and Security Agreement. Pursuant to the settlement agreement, we paid BOI Hunter the $1.5 million in outstanding principal, and issued to BOI Hunter, a three-year warrant to purchase 298,805 shares of common stock at $2.51 per share, for the ALH warrants held by BOI Hunter. In addition, our controlling stockholder at the time, allocated to BOI Hunter 239,044 shares of our common stock to be issued to him in exchange for his equity interests in ALH. The Company also agreed that it would register the securities issued under the settlement agreement for resale before the expiration of a 12-month period commencing on the date of the settlement agreement, and that failure to effect such registration would incur an immediate penalty of $89,700, as well as an additional penalty of $10,000 per month until such registration was effected. The Company had not fulfilled its obligation to effect the registration of the BOI Hunter securities to date because the Company’s registration statement on Form 10 is still undergoing SEC review and the Company expects that any registration statement registering the BOI Hunter securities for resale will not go effective until after SEC clearance of the Form 10 registration statement. On September 9, 2011, BOI Hunter initiated a lawsuit against the Company in the United States District Court for the Southern District of New York, claiming liquidated damages of $89,700 plus $10,000 per month for the Company’s alleged failure to have an effective registration statement by May 25, 2011. The Company has retained counsel to assist in the resolution of this compliant.

  The Company advanced payments to several equipment suppliers in order to support increasing production with competitive procurement cost. According to the agreements with the suppliers, as of June 30, 2011, the Company expects to pay approximately $2.89 million going forward.

  In August 2010 and July 2011, BOAI Pharmaceutical signed contracts with GuangPing County Construction and Installation Group to build the new factory based in Jinghai. According to the contract, GuangPing County Construction and Installation Group will install purchased equipment, build GMP plants and other related infrastructure, with an estimated total investment in excess of $13 million (RMB 86,540,800), starting from January 2011 till August 2012. As of June 30, 2011, the Company expects to pay an additional $5,508,867 to complete the construction of office building and new factory.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

  Estimates Affecting Accounts Receivable and Inventories. At June 30, 2011 and 2010, the Company provided $0 and $146,780 reserve against accounts receivable, respectively. Management’s estimate of the appropriate reserve on accounts receivable at June 30, 2011 and 2010 was based on the aged nature of these accounts receivable. In making its judgment, management assessed our customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. At June 30, 2011, the Company provided $0 allowance against its inventories. Management determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories. While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates, if customer demand for our products significantly decreases in the near future, or if the financial condition of our customers deteriorates in the near future, the Company could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

  Policy Affecting Recognition of Revenue. Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”. Under this policy, all of the following criteria must be met in order for us to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. The majority of the Company’s revenue that results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes it can apply the provisions of FASB ASC 605 with minimal subjectivity.

  Impairment of Long-Lived Assets. We follow ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long- lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

  Foreign Currency Translations. The functional currency of the Company is Chinese Yuan Renminbi (CNY). We maintain our financial statements in the functional currency. Our financial statements are translated into U.S. Dollars in accordance with ASC 830, “Foreign Currency Translation,” with the CNY as the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, “Reporting Comprehensive Income,” as a component of shareholders’ equity.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The statement is effective for interim and annual periods ended after June 15, 2009. The standard was subsequently amended by FASB Accounting Standards Update (“ASU”) 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated.

In June 2009, the FASB issued FASB ASU 2009-01, which amends ASC 105, “Generally Accepted Accounting Principles” (“Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” ) , which establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles in the United States (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that comprised GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC”. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates.

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

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This ASU amends ASC 810, “Consolidation”, eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This ASU is effective for years beginning after November 15, 2009, which for the Company was July 1, 2010, with earlier adoption prohibited. The Company determined the adoption of ASU 2009-17 had no material effect on its consolidated financial statements.

In January 2010, FASB amended ASC 820, “Fair Value Measurements and Disclosures.” The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for years beginning after December 15, 2010, and for interim periods within those years. The Company determined the adoption of this ASU will have no material impact on its financial statements.

In April 2010, FASB issued an amendment to Stock Compensation accounting. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company determined the adoption of this guidance had no material impact on its financial statements.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in ASU 2010-20 specify that if a public entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, but was not elected.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011. The Company is currently evaluating the impact, if any, of ASU No. 2011-04 on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted because compliance with amendments is already permitted. The Company already complies with this presentation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. Most of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates as we have no long term debt. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB, and all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by approximately $3.4 million based on our outstanding revenues, costs and expenses denominated in RMB as of June 30, 2011. As of June 30, 2011, our accumulated other comprehensive income was $5.6 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of June 30, 2011 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Xuecheng Xia and our Chief Financial Officer, Mr. Shuyuan Chang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011.  Based upon, and as of the date of this evaluation, Ms. Xia and Mr. Chang, determined that, for the reasons disclosed below, as of June 30, 2011, and as of the date of this Report, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of June 30, 2011 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, the a company’s principal executive and principal financial officers and effected by a company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and the circumvention or overriding of controls, such that internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management, with the participation and under the supervision of our Chief Executive Officer, Ms. Xuecheng Xia and our Chief Financial Officer, Mr. Shuyuan Chang, assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In assessing the effectiveness of our internal controls over financial reporting as of December 31, 2008, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, for the reasons disclosed below, as of June 30, 2011, our internal controls over financial reporting were not effective based on those criteria.

During the audit of our consolidated financial statements for fiscal year ended June 30, 2011, our management found a material weakness in our internal controls over financial reporting. Our management found that the Company did not have effective controls to ensure that significant non-routine transactions, were appropriately reviewed, analyzed, monitored and recorded on a timely basis.

Our management believes that the material weaknesses identified above were the direct result of our transition from a private company to a public reporting company in April 2011 and our lack of sufficient accounting personnel.  In order to remediate the material weaknesses identified, we plan to (i) fine tune our processes for collecting and reviewing information required for the preparation our financial statements and related footnotes and (ii) hire additional senior financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements to supervise the financial reporting process.  When implemented, management believes that these proposed controls will operate effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement and remediate the material weakness found by our management.

In addition to the foregoing measures, we also plan to establish an audit committee constituting of a majority of “independent” directors, as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc.  When established, our audit committee will oversee our accounting and financial reporting processes and the audits of our financial statements, and will also responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving all proposed related-party transactions;

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our audit committee charter;

  such other matters that are specifically delegated to the audit committee by our Board of Directors from time to time;

  meeting separately and periodically with management and our internal and independent auditors; and

  reporting regularly to the full Board of Directors.

These functions are currently being performed by the Board of Directors, however, we believe that an independent audit committee performing these functions will help to remediate the material weaknesses identified above.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended June 30, 2011 to contain a material misstatement.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On September 14, 2011, BOAI Pharm entered into a loan agreement with DEG-Deutesche Investitions-Und Entwicklungsgesellschaft Mbh, or DEG, pursuant to which DEG has agreed to lend BOAI Pharm an aggregate amount of $15,000,000 for the ongoing expansion of its production capacity. BOAI Pharm will be obligated to repay the loan in six-month installments of $1,500,000, commencing from August 15, 2013, through February 15, 2018. The loan will be repayable at an annual interest rate equal to the six-month USD LIBOR rate plus 7.3%, until the security under the agreement reaches an asset coverage ratio of 130% in relation to the loan. Thereafter, the interest rate on the loan will be payable at an annual rate equal to the six-month USD LIBOR rate plus 4.3% . As security for BOAI Pharm’s performance of the agreement, we have agreed (1) create and register in favor of DEG, a first ranking mortgage in the amount of at least $24,000,000 on the complete land and buildings (including equipment and machinery) situated at the site of BOAI Bio-Pharm; and (2) undertake to provide a first demand payment guarantee to DEG. The agreement is expected to close on or before December 31, 2011.

Except for the foregoing, there was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, that was not previously reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Xuecheng Xia	55	Chief Executive Officer and Chairman
Shuyuan Chang	37	Chief Financial Officer
Yansheng Wang	56	Chief Operating Officer
Haiwei He	49	Director
Cory Roberts	47	Director

Ms. Xuecheng Xia. Ms. Xia has been our President, Chief Executive Officer and Board Chair since May 28, 2010 and has served as the President and Chief Executive Officer of our indirect PRC subsidiary, BOAI Pharm, since its inception in August 2001. Ms. Xia has an extensive background in the PRC pharmaceutical industry and is a member of the Tianjin Association of Entrepreneurs, the Tianjin Medicine Association and the People’s Political Consultative Conference of Tianjin Nankai. She also serves as commissioner of the Tianjin Union Association of Industrial and Commercial Enterprises.

Mr. Shuyuan Chang. Mr. Chang has served as our Chief Financial Officer since October 15, 2010. He has extensive corporate finance and extensive capital market experience, including experience with Initial Public Offerings, private placements and follow-on offerings. Prior to joining us, Mr. Chang has served since March 2009 as Senior Vice President of Finance for Advanced Battery Technology, Inc. (NASDAQ: ABAT), where he was responsible for overseeing its financial reporting, capital market fundraising, (including the completion of $72 million in financing), SEC compliance and investor relationships. Prior to that, Mr. Chang served, from April, 2007 to March 2009, as Senior Vice President of China Natural Gas, Inc. (NASDAQ: CHNG), where he was responsible for managing all aspects of its New York office, including assisting in the completion of two financing transactions, totaling $55 million, and its successful listing on NASDAQ. Prior to joining CHNG, Mr. Chang served, from 2000 to 2004, as associate manager at investment banking groups of Taiwan Securities Group and Polaris Securities Group in Taipei, Taiwan. Mr. Chang holds an MBA from the National Cheng-Chi University in Taiwan, and a Masters Degree in Accounting from Pace University (New York). Mr. Chang is also a U.S. Certified Financial Analyst (CFA).

Mr. Yansheng Wang. Mr. Wang has served as our Chief Operating Officer since May 28, 2010, and as served in the same capacity for our subsidiary, BOAI Pharm, since its inception in August 2001.

Ms. Haiwei He. Mr. He has served as our Director since July 15, 2010 and has 29 years’ experience in finance and accounting. Mr. He is a co-founder of our subsidiary BOAI Pharm and has served as the Comptroller of our subsidiary BOAI Pharm, since its inception in August 2001. Mr. He holds an Accounting Diploma from Tianjin University.

Mr. Cory Roberts. Mr. Roberts has served as our Director since September 2008 and has served as the founder and principal of Bay Peak LLC, private company providing investment for and financial advisory services to PRC companies going public in the U.S., since 2005. Mr. Roberts has a 20-year career in finance over which time he has invested in private companies that have raised over $300 million in expansion capital and that have subsequently commanded over $3 billion in public market value. Prior to establishing Bay Peak LLC, from 2003 to 2005, Mr. Roberts co-managed Accela International, an investment firm, where he assisted in the development of a Hong Kong listed private equity fund, and from 1999 to 2003, as co-managing partner of Elevation Capital, a San Francisco-based investment management company, where he was responsible for overseeing its investment fund, the Elevation Venture Fund. Mr. Roberts holds a Bachelors Degree in Finance from the University of Oklahoma and began his career in the Private Client Group at Salomon Smith Barney.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Governance Structure

The Company is governed by a Board of Directors that currently consists of three members: Xuecheng Xia, Cory Roberts, and Haiwei He, with Ms. Xia serving as Board Chair and Mr. Roberts serving as Lead Director. None of the Company’s directors are “independent” as that term is defined by the Nasdaq Stock Market Rules, however the Company intends to appoint one or more independent directors in the near future. The Board may also establish and delegate some of its functions to various committees.

The Board believes the interests of all stockholders are best served at the present time through a leadership model with a combined Chairman/CEO position and a Lead Director. However, the Board retains authority to amend the By-Laws to separate the positions of Chairman and CEO at any time. The current CEO possesses an in-depth knowledge of the Company, its integrated operations in China, and the array of challenges to be faced, gained through over 15 years of successful experience. The Board believes that these experiences and other insights put the CEO in the best position to provide broad leadership for the Board as it considers strategy and as it exercises its fiduciary responsibilities to stockholders.

The Board established the role of Lead Director and has appointed Mr. Cory Roberts, to serve in this capacity to remain in the position at least through the annual meeting of stockholders. The Leading Director’s duties include chairing executive sessions of the independent directors; chairing meetings of the Board in the absence of the Chairman; and, working closely with the Chairman in developing Board agendas, topics, schedules, and in reviewing materials provided to the directors.

The Board’s Role in Risk Oversight

The Board is charged with oversight of and safeguarding the assets of the Company and with maintaining appropriate financial and other controls, and conducting the Company’s business wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Directors’ oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. The Board monitors and evaluate the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the Board and individual Directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management. The Board implements its risk oversight function as a whole but intends to establish and delegate this risk oversight function to various committees in the future.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareowners. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all Directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each Director. The Board considers the qualifications of Directors and Director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a Director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each Director be a recognized person of high integrity with a proven record of success in his or her field. Each Director must demonstrate respect for and an ability and willingness to learn corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to ethical business practices. In addition to the qualifications required of all Directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of professional and academic experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company is a U.S. public company that produces and distributes pharmaceutical products in China and abroad. Therefore, the Board believes that a diversity of professional experiences in domestic and international pharmaceutical industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board.

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Director	Titles	Material Qualifications
Xuecheng Xia	Board Chair and Chief	•	Co-founder of BOAI Pharm
	Executive Officer	•	Chief Executive Officer of the Company’s subsidiary, BOAI Pharm, since its incorporation
		•	Member of the Tianjin Medicine Association
		•	Ms. Xia contributes invaluable long-term knowledge of the Company’s business and operations and extensive experience in the PRC pharmaceutical industry
Haiwei He	Director and Comptroller	•	Co-founder of BOAI Pharm
		•	Has 29 years’ experience in finance and accounting
		•	Holds a Diploma in Accounting from Tianjin University.
		•	Ms. He contributes invaluable long-term knowledge of the Company’s business and operations and extensive experience in the PRC pharmaceutical industry
Cory Roberts	Lead Director	•	Principal of Bay Peak LLC, private company providing investment for and financial advisory services to PRC companies going public in the U.S.
		•	Has invested in private companies that have raised over $300 million in expansion capital and that have subsequently commanded over $3 billion in public market value
		•	holds a B.A. in Finance from the University of Oklahoma and has over 20 years experience in finance in the U.S. capital markets which provides invaluable guidance and perspective to the Board

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board by sending a letter to our Board of Directors, c/o Corporate Secretary, Asia Leechdom Holding Corporation, No.55 Miyun Road, Nankai District, Tianjin City, 300111, People's Republic of China, for submission to the board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors.

Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the chairman of the Board, the appropriate committee or the specific director, as applicable.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions, a copy of which is attached as an exhibit to this Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended June 30, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xuecheng Xia, Chief Executive Officer(1)	2011	0	0	0	0	0	0	0	0
	2010	240,000	0	0	0	0	0	0	240,000
Shuyuan Chang, Chief Financial Officer(2)	2011	33,333	0	0	0	0	0	0	33,333
	2010	0	0	0	0	0	0	0	0
Cory Roberts, Former CEO, CFO and President(3)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1)

On May 28, 2010, we acquired ALH in an acquisition that was structured as a share exchange and in connection with that transaction, Ms. Xia became our Chief Executive Officer, Chief Financial Officer and Chairwoman, effective immediately. Prior to the effective date of the acquisition, Ms. Xia served as President of ALH and its subsidiary BOI Pharm. The annual, long term and other compensation shown in this table include the amount Ms. Xia received from such subsidiary prior to the consummation of the acquisition.

(2)	On October 15, 2010, Ms. Xia resigned from her position as our Chief Financial Officer and Mr. Chang was appointed Chief Financial Officer in her stead.

(3)

Mr. Cory Roberts served as our President from September 11, 2008 until his resignation from this position and appointment of Ms. Xia on May 28, 2010. Mr. Roberts continues to serve as a Director on our Board of Directors

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of June 30, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No.55 Miyun Road, Nankai District, Tianjin City, 300111, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Xuecheng Xia	Chairwoman, CEO and President	Common stock, $0.001 par value	31,513,945(3)	79.1%
Shuyuan Chang	CFO	Common stock, $0.001 par value	0	*
Yansheng Wang	Chief Operating Officer	Common stock, $0.001 par value	0	*
Cory Roberts	Director	Common stock, $0.001 par value	2,754,350(6)	6.8%
Haiwei He	Director	Common stock, $0.001 par value	0	*
All officers and directors as a group (5 persons named above)		Common stock, $0.001 par value	0	85.9%
5% Security Holders
Dragon Core Limited	--	Common stock, $0.001 par value	9,454,183 (4)	23.7%
Xuecheng Xia	Director	Common stock, $0.001 par value	31,513,945(3)	79.1%
Jianping Lu	--	Common stock, $0.001 par value	9,454,183(4)	23.7%
Neo Profit Limited	--	Common stock, $0.001 par value	22,059,762(5)	55.3%
Bay Peak, LLC	--	Common stock, $0.001 par value	2,754,350(6)	6.8%
Cory Roberts	Director	Common stock, $0.001 par value	2,754,350(6)	6.8%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 39,840,605 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of February 1, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	The shares attributed to Ms. Xuecheng Xia are held indirectly through Dragon Core Limited and Neo Profit Limited, which are both beneficially owned and controlled by her.

(4)	Dragon Core Limited is beneficially owned and controlled by Ms. Xia and Ms. Jianping Lu.

(5)	Neo Profit Limited is beneficially owned and controlled by Ms. Xia.

(6)

The shares attributed to Mr. Roberts include 2,541,535 shares of our common stock and warrants to purchase 212,815 shares of our common stock held indirectly through Bay Peak, LLC. Bay Peak, LLC is beneficially owned and controlled by Mr. Roberts and he is deemed to have voting and dispositive control over the shares held by it.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Summary of Employment Agreements and Material Terms

Prior to our acquisition of ALH, it was a private limited company and in accordance with PRC regulations, the salary of executives in its PRC operating subsidiaries was determined by its shareholders. In addition, each employee was required to enter into an employment agreement executed by the human resources department and financial department. Accordingly, all our employees, including our Chief Executive Officer, Ms. Xuecheng Xia, our Chief Financial Officer, Mr. Shuyuan Chang, and our Chief Operating Officer, Mr. Yansheng Wang, have executed our employment agreement. Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Ms. Xia’s employment agreement provides for an annual salary of RMB 1,632,000 (approximately $240,000), Mr. Chang’s employment agreement provides for an annual salary of RMB 850,000 (approximately $125,000) and Mr. Wang’s employment agreement provides for an annual salary of RMB 100,000 (approximately $15,000).

Other than the salary and necessary social benefits required by the government, including PRC Labor Insurance, Endowment Insurance, Medical Insurance, Unemployment Insurance, Injury at Work Insurance and Maternity Insurance, which the Company has paid for its employees, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Equity Compensation Plans

Under the Visitalk Plan, our shareholders were deemed to have approved an Equity Incentive Plan, or EIP, for our employees, non-employee directors and other service providers. Of its authorized and unissued capital, our Board of Directors has reserved a total of 3,000,000 shares of our common stock for potential issuance under the EIP. Any options to be granted under the EIP may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code, or “nonqualified stock options,” or options not intended to be incentive stock options, at the discretion of the board of directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% of the fair market value of the optioned common stock on the date the option is granted. The option price shall not be less than 110% of the fair market value of the optioned common stock for an optionee holding at the time of grant, more than 10% of the total combined voting power of all classes of stock of the Company. Options become exercisable based on the discretion of the board of directors and must be exercised within ten years of the date of grant. To date no options have been granted under the EIP.

Outstanding Equity Awards at Fiscal Year End

For the year ended June 30, 2011, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Director Compensation

No member of our Board of Directors received any compensation for his or her services as a director during the year ended June 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  BOI Hunter, was the holder of (a) a certain Secured Convertible Promissory Note in the principal amount of $1.5 million, due December 20, 2008, and (b) warrants to purchase an amount of shares of ALH common stock equal to $750,000, issued pursuant to a certain Credit and Security Agreement, dated as of June 20, 2008, among BOI Hunter, ALH and the other ALH affiliates signatory thereto. The ALH warrants were issued to BOI Hunter but the note remained outstanding and unconverted until May 25, 2010, when Company, ALH, BOAI Pharm and BOI Hunter agreed to a settlement of the Company’s obligations under the Credit and Security Agreement. Pursuant to the settlement agreement, we paid BOI Hunter the $1.5 million in outstanding principal, and issued to BOI Hunter, a three-year warrant to purchase 298,805 shares of common stock at an exercise price of $2.51 per share, in exchange for the ALH warrants held by BOI Hunter. In addition, our controlling stockholder at the time, allocated to BOI Hunter 239,044 shares of our common stock to be issued to him in exchange for his equity interests in ALH.

  In March, May and June 2010, certain holders of our Plan Warrants, each a Warrant Investor, exercised their right to purchase 110,000 shares of common stock at $2.00 per share and 4,177,381 shares of common stock at $2.51 per share, for aggregate proceeds of approximately $10.7 million. Pursuant to Side Letter Agreements, dated May 28, 2010 and June 30, 2010, among the Company, the controlling shareholder and each of the Warrant Investors, we agreed to issue to each of the Warrant Investors, on a pro rata basis, new five-year warrants, the New Warrants, to purchase 835,476 shares of common stock at $2.51 per share. As consideration for its services as financial advisor in connection with the May 2010 and June 2010 financing, at the closing of such financing we also paid Bay Peak, LLC, the company’s financial advisor, $935,000 in cash and issued them 675,317 shares of our Common Stock valued at $2.51 per share. Since the closing of the foregoing financing transactions, the Company has also paid Bay Peak an aggregate of $173,345.18 as at June 30, 2011, as consideration for its continuing services as the Company’s financial advisor. Bay Peak is beneficially owned and controlled by our Director, Cory Roberts.

  On February 27, 2010, Chenghai Du, our former controlling stockholder, entered into a series of call option agreements with each of Ma Dan, Xia Xuecheng, Wang Yan, Wang Yansheng, He Haiwei and Tian Mengchun, the original shareholders and managers of BOAI Pharm, pursuant to which Mr. Du granted each of them an option to acquire an amount of shares equal to 90% of the shares of our common stock issued to Mr. Du in the acquisition, at $0.0001 per share, and on January 10, 2011, Mr. Du entered into an additional call option with Ms. Jianping Lu, pursuant to which Mr. Du granted her an option to acquire an amount of shares equal to the remaining 10% of the shares of our common stock issued to Mr. Du in the acquisition, on the same terms and conditions as the other option holders. Each of the option holders had the right to exercise their option during the period commencing on the date of the option agreement and ending on the fifth anniversary of the date thereof.

  On November 20, 2010, the Company, through two of its subsidiaries, acquired 100% of the equity  interest of Tianjin BOAI Bio-Pharmaceutical Co. Ltd. (formerly, Tianjin Qi Shi Leathers Ltd.), a PRC company, from its original shareholders, for an aggregate purchase price of RMB $40,000,000 (approximately, $6,080,000), pursuant to a purchase agreement dated on May 8, 2010.  One of the original shareholders is a family member of our Chief Executive Officer, Ms. Xuecheng Xia.

  On January 11, 2011, the option holders transferred and assigned their options to purchase 9,454,183 shares of our Common Stock to Dragon Core Limited and 22,059,762 shares of our Common Stock to Neo Profit Limited. On the same date each of Dragon Core and Neo Profit exercised their options to purchase their respective shares from Mr. Du. As a result of the exercises, Dragon Core and Neo Profit hold an aggregate of 31,513,945, or 79.1%, of our issued and outstanding common stock and Mr. Du is no longer affiliated with, and no longer holds any equity interest in the Company or its subsidiaries Dragon Core Limited is 67% beneficially owned and controlled by our Chief Executive Officer and Director, Ms. Xia, and 33% beneficially owned and controlled by Ms. Jianping Lu, an executive employee of BOAI Pharm and Neo Profit Limited is wholly-owned and controlled by Ms. Xia.

  During the year ended June 30, 2010, the Company was owed $469,577 for the purchase of merchandise by drug chain stores, principally owned and controlled by Ms. Xia, our CEO and controlling shareholder.

  As of June 30, 2011, the Company had advanced payments totaling $275,885 to a family member of our Chief Executive Officer, Ms. Xia. At the time of the advance, the funds were to be exchanged for Renminbi, however, as at June 30, 2011, the Company had not yet received the Renminbi equivalent of such funds. These advances were paid back on September 28, 2011.

  As of June 30, 2011, an aggregate amount of $2,104,123 was owed to the Company by an employee of the Company who is also an immediate family member of Ms. Xia. The employee received such funds in connection with payments from customers of the Company, pursuant to agreements for sales of the Company’s products during the 2011 fiscal year. Such amounts were forwarded in full to the Company in September 2011.

  As of June 30, 2010, the Company owed $1,552,552 to its major shareholder and Chief Executive Officer, Ms. Xuecheng Xia. The Company also owed $953,566 in payables to drug chain stores, during the same periods. Ms. Xia is the principal shareholder and controller of the drug chain stores. The loan and payables were unsecured and due on demand, and due on demand.

Policies and Procedures Relating to Transactions with Related Persons

On February 1, 2011, our Board of Directors adopted Code of Business Ethics and Conduct which includes our policies and procedures for review, approval or ratification of relationships or transactions with related persons.

Our Code of Business Ethics and Conduct provides a number of specific procedures, requirements, and prohibitions relating to related party transactions. It prohibits directors, officers and employees from accepting simultaneous employment with a Company supplier, customer, developer, or competitor, or from taking part in any activity that enhances or supports a competitor’s position. All directors, officers and employees must disclose to the Company any interest that may conflict with the Company. A director, officer and employee may accept a position as a director of another company only if he or she obtains approval from the Board of Directors; the other company does not compete with the Company; and any compensation received in this capacity is commensurate with its responsibilities.

Our Code of Business Ethics and Conduct generally requires directors, officers, and employees of the Company to avoid conducting Company business with a relative or significant other, or with a business in which a relative or significant other is associated in any significant manner. Where a Company director, officer or employee believes that such a transaction is unavoidable, he or she must fully disclose it to the Company’s Chief Executive Officer. If the Chief Executive Officer deems it material to the Company, the Nominating and Corporate Governance Committee must review and provide advance written approval for such transactions. The Board subsequently reassigned part of this responsibility to the Audit Committee pursuant to the Audit Committee Charter. The most significant related party transactions, especially those involving the Company’s directors or executive officers, must be reviewed and approved in writing in advance by the Company’s Board of Directors. The Board also delegated part of this function to the Audit Committee under the Audit Committee Charter, as explained above. The Company must report all such material related party transactions under applicable accounting rules, federal securities laws, SEC rules and regulations, and securities market rules. Any dealings with a related party must be conducted in such a way that no preferential treatment is given.

In addition, our Code of Business Ethics and Conduct discourages the employment of relatives and significant others in positions or assignments within the same department and prohibits the employment of such persons in positions that have influence (e.g., an auditing or control relationship, or a supervisor/subordinate relationship). Our Human Resources department is primarily responsible for administering this aspect of our related party transactions policy. If any covered relationship develops or exists between two employees, the senior employee must advise his or her supervisor. The Company may separate the employees either by reassignment or termination, if necessary.

Our Code of Business Ethics and Conduct permits waivers of the above policies and procedures as to directors or executive officers only if they are approved in writing by the Board of Directors and promptly disclosed. Any waiver with respect to any employee, agent or contractor must be approved in writing by the Company. Under its Charter, our Nominating and Corporate Governance Committee is also responsible for reviewing requests for any waivers and recommending to the Board whether a particular request should be granted.

Our Board of Directors will monitor and manage potential conflicts of interest of management in accordance with this Code. Any type of related party transaction not expressly covered by the above policies and procedures is subject to separate review and approval of our Board of Directors.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

As of the date of this Statement, we have no standing committees and our entire Board of Directors serves as our audit and compensation committees. We have determined that none of our directors are "independent" directors, as that term is defined in Rule 5605(a)(2) of the Listing Rules of The Nasdaq Stock Market, Inc. If we undertake to qualify our common stock for quotation in the over-the-counter market, we may need to ensure we meet any eligibility requirements with respect to independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by Goldman Kurland & Mohidin, LLP for professional services rendered for the fiscal years ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Audit Fees	$230,000	$0
Audit Related Fees	686	0
Tax Fees	0	0
All Other Fees	0	0
TOTAL	230,686	0

“Audit Fees” consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by Goldman Kurland &Mohidin, LLP in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the fees billed for products and services provided by Goldman Kurland &Mohidin, LLP and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Goldman Kurland &Mohidin, LLP for our financial statements as of and for the year ended June 30, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA LEECHDOM HOLDING CORPORATION

By: /s/ Xuecheng Xia
Xuecheng Xia
CEO, President and Board Chair

Date: October 13, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Xuecheng Xia	CEO, President and Board Chair	October 13, 2011
Xuecheng Xia	(Principal Executive Officer)

/s/ Shuyuan Chang	Chief Financial Officer (Principal Financial Officer	October 13, 2011
Shuyuan Chang	and Principal Accounting Officer)

/s/ Yansheng Wang	Chief Operating Officer	October 13, 2011
Yansheng Wang

/s/ Haiwei He	Director	October 13, 2011
Haiwei He

/s/ Cory Roberts	Director	October 13, 2011
Cory Roberts

EXHIBITS

Exhibit
No.	Description
2.1	Share Exchange Agreement, dated as of May 28, 2010, as amended, among Bay Peak 6 Acquisition Corp., Asia Leechdom Holding Corp., Tianjin BOAI Pharmaceutical Co., Ltd., Tianjin BOAI Leechdom Technique Co., Ltd. and the shareholder of Asia Leechdom Holding Corp. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-12G filed on February 14, 2011)
3.1	Articles of Merger, as filed with the Secretary of State of Nevada (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed on August 17, 2011)
3.2	Articles of Incorporation, as amended, as filed with the Secretary of State of Nevada (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-12G filed on February 14, 2011)
3.3	Bylaws, adopted September 11, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-12G filed on February 14, 2011)
4.1	Visitalk Capital Corporation Bankruptcy Plan, Order and Decree (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on February 14, 2011)
4.2	Plan Warrant Agreement of Visitalk Capital Corporation, effective as of June 22, 2004 (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-12G filed on February 14, 2011)
4.3	VT French 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-12G filed on February 14, 2011)
4.4	Form of Warrant (May and June 2010 Warrant Financing) (incorporated herein by reference to Exhibit 4.4 to the Company’s Form 10-12G filed on February 14, 2011)
10.1	Side Letter Agreement, dated May 28, 2010, between Asia Leechdom Holding Corp. and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-12G filed on February 14, 2011)
10.2	Side Letter Agreement, dated June 30, 2010, between Asia Leechdom Holding Corp. and the investors signatory thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-12G filed on February 14, 2011)
10.3	Settlement Agreement, dated May 25, 2010, among Bay Peak 6 Acquisition Corp., Asia Leechdom Holding Corp., Tianjin BOAI Pharmaceutical Co., Ltd. and China BOI Hunter, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-12G filed on February 14, 2011)
10.4	Property Purchase Agreement, dated May 8, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Tianjin Qi Shi Leather Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-12G filed on February 14, 2011)
10.5	Sales Agreement, dated January 7, 2010, between Baoding Huida Medicine Co, Ltd. and Tianjin Boai Leechdom Technique Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-12G filed on February 14, 2011)
10.6	Product Purchase and Sale Contract, July 1, 2010, between Jinnan Hengfeng Weiye Medicine Co., Ltd. and Tianjin Boai Leechdom Technique Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-12G filed on February 14, 2011)
10.7	Technology Transfer Agreement, dated September 30, 2008, between Tsinghua University and Tianjin BOAI Pharmaceutical Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-12G filed on February 14, 2011)
10.8	Supply Agreement, dated January 4, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Baoding Zhongjing Medicine Co, Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-12G filed on February 14, 2011)
10.9	Supply Agreement, dated January 6, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Tianjin Pengda Printing Adhesive Products Factory. (English Translation) (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-12G filed on February 14, 2011)
10.10	Employment Agreement, dated March 25, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Ms. Xuecheng Xia (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-12G filed on February 14, 2011)
10.11	Employment Agreement, dated October 15, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Mr. Shuyuan Chang (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-12G filed on February 14, 2011)

10.12	Employment Agreement, dated March 25, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Mr. Yansheng Wang (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-12G filed on February 14, 2011)
10.13	Loan Contract, dated March 15, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Tianjin Rural Cooperative Bank, Zhexing Branch (English Translation) (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-12G filed on February 14, 2011)
10.14	Loan Contract, dated February 8, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Tianjin Binhai Rural Commercial Bank Ningfa Sub-branch (English Translation) (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-12G filed on February 14, 2011)
10.15	Loan Contract, dated August 2, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Bank of Tianjin Co., Ltd., Yinlian Sub-branch (English Translation) (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-12G filed on February 14, 2011)
10.16	Loan Contract, dated May 20, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Tianjin Rural Cooperative Bank, Zhexing Branch (English Translation) (incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-12G filed on February 14, 2011)
10.17	Loan Contract, dated July 12, 2010, between Tianjin BOAI Pharmaceutical Co., Ltd. and Tianjin Rural Cooperative Bank, Zhexing Branch (English Translation) (incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-12G filed on February 14, 2011)
10.18	Loan Contract, dated November 9, 2010, between Tianjin BOAI Leechdom Technique Co., Ltd. and Bank of Tianjin Co., Ltd.Yinlian Sub-branch (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-12G/A filed on August 17, 2011)
10.19	Sales Contract, dated January 5, 2010, between Tianjin BOAI Pharmaceutical Co. and Beifang International Holding Tianjin Medicines and Health Products Import & Export Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-12G filed on February 14, 2011)
10.20	Sales Contract, dated July 13, 2010, between Tianjin BOAI Leechdom Technique Co., Ltd. and Tianjin Tianshili Medicine Company (English Translation) (incorporated herein by reference to Exhibit 10.20 to the Company’s Form 10-12G filed on February 14, 2011)
10.21	Sales Agreement, between Tianjin BOAI Leechdom Technique Co., Ltd. and Tianjin Office of Sinopharm Holdings (English Translation) (incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10-12G filed on February 14, 2011)
10.22	Sales Agreement, dated January 4, 2010, between Tianjin BOAI Pharmaceutical Co. and Hebei Dongsheng Yinghua Medicine Co, Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-12G filed on February 14, 2011)
10.23	Equity Transfer Agreement, dated July 5, 2007, between Asia Leechdom Holding Corp. (formerly, Keytech Holding Inc.) and Xuecheng Xia (English Translation) (incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-12G filed on February 14, 2011)
10.24	Equity Transfer Agreement, dated July 5, 2007, between Asia Leechdom Holding Corp. (formerly, Keytech Holding Inc.) and Yansheng Wang (English Translation) (incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10-12G filed on February 14, 2011)
10.25	Development Agreement, dated June 30, 2007, between Tianjin BOAI Pharmaceutical Co., Ltd. and The Pharmaceutical College of Tianjin University (English Translation) (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-12G filed on February 14, 2011)
10.26	Construction Agreement, dated June 15, 2009, between Tianjin BOAI Pharmaceutical Co., Ltd. and Tianjin Zhongjin Environmental Technology Co., Ltd. (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-12G filed on February 14, 2011)
10.27	Financial Advisory Agreement, dated July 1, 2010, between Bay Peak, LLC and Tianjin BOAI Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.27 to the Company’s Form 10-12G filed on February 14, 2011)
10.28	Equity Transfer Agreements, dated August 10, 2007, between Tianjin Boai Pharmaceutical Co., Ltd. and each of Chao Ma, Xuecheng Xia, Haiwei He and Yansheng Wang(English Translation) (incorporated herein by reference to Exhibit 10.28 to the Company’s Form 10-12G filed on February 14, 2011)
10.29	Side Letter Amendment and Waiver, dated January 11, 2011, among Asia Leechdom Holding Corp., Xuecheng Xia, Jianping Lu, and the investor signatory thereto. (incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-12G filed on February 14, 2011)

10.30	Call Option Agreement, dated February 27, 2010, between Ma Dan and Chenghai Du. (incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-12G/A filed on August 17, 2011)
10.31	Call Option Agreement, dated February 27, 2010, between Tian Mengchun and Chenghai Du. (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-12G/A filed on August 17, 2011)
10.32	Call Option Agreement, dated February 27, 2010, between Wang Yan and Chenghai Du. (incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-12G/A filed on August 17, 2011)
10.33	Call Option Agreement, dated February 27, 2010, between Wang Yansheng and Chenghai Du. (incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-12G/A filed on August 17, 2011)
10.34	Call Option Agreement, dated February 27, 2010, between Xia Xuecheng and Chenghai Du. (incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-12G/A filed on August 17, 2011)
10.35	Call Option Agreement, dated February 27, 2010, between He Haiwei and Chenghai Du. (incorporated herein by reference to Exhibit 10.35 to the Company’s Form 10-12G/A filed on August 17, 2011)
10.36	Bay Peak LLC Financial Advisory Agreement (incorporated herein by reference to Exhibit 10.36 to the Company’s Form 10-12G/A filed on August 17, 2011)
10.37	Sales Contract, dated March 2, 2010, between Shanghai Tianxiang & Chentai Pharmaceutical Machinery and Tianjin Boai Pharmaceutical Co, Ltd. (incorporated herein by reference to Exhibit 10.37 to the Company’s Form 10-12G/A filed on August 17, 2011)
10.38*	Loan Agreement, dated September 14, 2011, between the Company and Deutsche Investitions Und Entwicklungsgesellschaft Mbh
14	Code of Ethics, adopted February 1, 2011 (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-12G filed on February 14, 2011)
21	List of Subsidiaries (incorporated herein by reference to Exhibit 21 to the Company’s Form 10-12G filed on February 14, 2011)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______ * filed herewith

ASIA LEECHDOM HOLDING CORPORATION
INDEX TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED JUNE 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Asia Leechdom Holding Corporation

          We have audited the accompanying consolidated balance sheets of Asia Leechdom Holding Corporation and Subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for the three years ended June 30, 2011, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Leechdom Holding Corporation and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the three years ended June 30, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin, LLP
Encino, California
October 8, 2011

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2011	June 30, 2010
Current Assets:
Cash and equivalents	$16,609,372	$14,498,707
Accounts receivable, net	17,971,053	11,442,034
Other receivables	707,781	113,923
Advances to material suppliers	2,103,079	2,849,511
Inventory	8,295,002	7,261,216
Due from related party	2,849,585	1,893,114
Subscriptions receivable	-	3,007,224
Total Current Assets	48,535,872	41,065,729

Property, Plant & Equipment, net	22,767,177	15,457,266
Advances to equipment suppliers	11,753,353	6,612,116
Deposit for asset acquisition	-	5,577,640
Construction in Progress	13,594,058	2,241,428
Intangible Assets, net	14,575,397	6,475,476
Total Assets	$111,225,857	$77,429,655

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$5,368,608	$3,536,584
Accounts payable	3,583,781	2,170,676
Unearned revenue	743,545	1,255,195
Other payables	1,816,168	1,985,857
Taxes payable	5,445,225	3,257,483
Due to related parties	-	2,506,118
Accrued expenses	31,394	211,384
Total Current Liabilities	16,988,721	14,923,297

Long Term Liability:
Deferred taxes	283,644	146,780
Total Liabilities	17,272,365	15,070,077

Stockholders' Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 39,840,605 shares issued and outstanding	39,841	39,841
Additional paid-in-capital	9,926,805	10,139,120
Accumulated other comprehensive income	5,662,849	1,456,983
Statutory reserve	3,166,215	1,904,135
Retained earnings	75,157,782	48,819,499
Total Stockholders' Equity	93,953,492	62,359,578
Total Liabilities and Stockholders' Equity	$111,225,857	$77,429,655

The accompanying notes are an integral part of these consolidated financial statements.

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	YEARS ENDED JUNE 30,
	2011	2010	2009
Net Revenue	$95,736,002	$68,166,997	$49,489,066
Cost of Goods Sold	52,730,477	34,217,906	26,094,624

Gross Profit	43,005,525	33,949,091	23,394,442

Operating Expenses
Selling	1,171,061	653,973	1,136,897
Research and development	1,302,432	1,561,310	473,559
General and administrative	3,370,956	1,382,099	1,008,764
Total operating expenses	5,844,449	3,597,382	2,619,220

Income From Operations	37,161,076	30,351,709	20,775,222

Other Income (Expense)
Interest income	38,121	39,514	21,699
Interest expense	(264,395)	(1,143,569)	(273,172)
Other income	448,887	291,982	233,868
Other expense	(265,923)	(126,382)	(93,334)
Total other (expense)	(43,310)	(938,455)	(110,939)

Income Before Income Taxes	37,117,766	29,413,254	20,664,283

Provision For Income Taxes	9,517,403	7,662,628	5,203,547

Net Income	27,600,363	21,750,626	15,460,736

Other Comprehensive Income	4,205,866	191,741	79,466

Comprehensive Income	$31,806,229	$21,942,367	$15,540,202

Earnings Per Share
Basic	$0.69	$0.61	$0.48
Diluted	$0.69	$0.61	$0.48

Weighted average number of common shares outstanding
Basic	39,840,605	35,783,112	32,310,758
Diluted	39,840,605	35,783,112	32,310,758

The accompanying notes are an integral part of these consolidated financial statements.

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JUNE 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$27,600,363	$21,750,626	$15,460,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,172,060	756,182	587,306
Deferred taxes	125,733	146,456	-
Fair value of stock issued for settlement of debt	-	826,947	-
(Increase) / decrease in current assets:
Accounts receivable	(5,613,070)	(2,171,981)	(2,276,373)
Other receivables	(573,131)	(25,484)	12,287
Advances to material suppliers	878,155	(1,681,374)	(973,372)
Due from related party	704,663	(119,997)	(970,031)
Inventory	(620,790)	(47,491)	(2,691,926)
Increase / (decrease) in current liabilities:
Accounts payable	1,263,637	(1,885,808)	1,990,198
Other payables	184,782	(1,874,121)	(4,345,451)
Due to related party	(4,380,313)	440,648	540,562
Taxes payable	1,961,775	512,807	666,264
Unearned revenue	(565,141)	69,669	339,760)
Accrued expenses	68,329	(440,368)	626,680
Total Adjustments	(5,393,311)	(5,493,915)	(6,494,096)
Net cash provided by operating activities	22,207,052	16,256,711	8,966,640

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to equipment suppliers	(4,665,202)	(6,597,538)	-
Purchase of intangible assets	(3,719,337)	-	(6,274,260)
Purchase of property, plant & equipment	(5,289,033)	(640,453)	(1,489,661)
Investment in construction in progress	(10,953,045)	(497,952)	(2,807,823)
Deposit for asset acquisition	-	(5,565,343)	-
Net cash used in investing activities	(24,626,617)	(13,301,286)	(10,571,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing short-term loans	1,795,469	267,653	1,955,778
Repayment of short-term loans	(190,000)	(1,500,000)	-
Collections on subscriptions receivable	3,007,224	-	-
Proceeds from issuance of stock	-	7,910,317	-
Return of capital	(212,315)	-	-
Payment of financing costs	(682,109)	(675,000)	-
Net cash provided by financing activities	3,718,269	6,002,970	1,955,778

NET INCREASE IN CASH AND EQUIVALENTS	1,298,704	8,958,395	350,674

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	811,961	45,136	14,224
CASH AND EQUIVALENTS, BEGINNING BALANCE	14,498,707	5,495,176	5,130,278

CASH AND EQUIVALENTS, ENDING BALANCE	$16,609,372	$14,498,707	$5,495,176
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$262,487	$492,809	$168,529
Income taxes	$8,422,135	$7,242,177	$4,791,151

The accompanying notes are an integral part of these consolidated financial statements.

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2010, 2009 and 2008

						Accumulated
	Common Stock		Additional			Other	Total
		Par	Paid in	Retained	Statutory	Comprehensive	Shareholders'
	Shares	Value	Capital	Earnings	Reserve	Income	Equity
			(Deficit)

Balance, July 1, 2008	32,310,758	$32,311	$(240,729)	$12,673,935	$838,340	$1,185,776	$14,489,633
Foreign currency translation adjustment						79,466	79,466
Net income for year				15,460,733			15,460,733
Balance, June 30, 2009	32,310,758	32,311	(240,729)	28,134,668	838,340	1,265,242	30,029,832
Changes due to capitalization	2,328,105	2,328	(2,328)				-
Issuance of common stock for settlement	239,044	239	599,761				600,000
Issuance of warrants for settlement			226,947				226,947
Issuance of common stock for warrant financing	110,000	110	219,890				220,000
Issuance of common stock	4,177,381	4,177	9,336,254				9,340,432
Stock issued for services	675,317	675	(675)				-
Transfer to statutory reserve				(1,065,795)	1,065,795		-
Foreign currency translation adjustment						191,741	191,741
Net income for year				21,750,626			21,750,626
Balance, June 30, 2010	39,840,605	39,841	10,139,120	48,819,499	1,904,135	1,456,983	62,359,578
Return of capital			(212,315)				(212,315)
Transfer to statutory reserve				(1,262,080)	1,262,080		-
Foreign currency translation adjustment						4,205,866	4,205,866
Net income for year				27,600,363			27,600,363
Balance, June 30, 2011	39,840,605	$39,841	$9,926,805	$75,157,782	$3,166,215	$5,662,849	$93,953,492

The accompanying notes are an integral part of these consolidated financial statements.

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Asia Leechdom Holding Corp. (hereinafter referred to as “Asia Leechdom” or the “Company”), formerly, Bay Peak 6 Acquisition Corp., was organized under the laws of the State of Arizona, in 2004, as VT French Services, Inc. (“VTFS”), a wholly owned subsidiary of Visitalk Capital Corporation, (“VCC”), which in turn was a wholly owned subsidiary of Visitalk.com (“Visitalk”). As part of Visitalk’s Chapter 11 reorganization plan, Asia Leechdom became a shell company with no assets or operations. VCC was authorized by the Visitalk plan to be the reorganized debtor. Effective September 11, 2008, the name of the Company was changed from VT French Services, Inc. to Bay Peak 6 Acquisition Corp., in connection with the Company’s redomestication to Nevada. On June July 28, 2010, the Company changed its name to Asia Leechdom Holding Corp., in connection with its reverse acquisition of Asia Leechdom Holding Corp. (“ALH”), a New Jersey corporation. As a result of the reverse acquisition, the Company now conducts its operations in the People’s Republic of China (the “PRC”) through ALH’s wholly owned PRC subsidiary, Tianjin BOAI Pharmaceutical Company Ltd. (“BOAI Pharmaceutical”) and its second tier subsidiary, Tianjin BOAI Leechdom Technique Co., Ltd. (“BOAI Leechdom”).

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

On February 27, 2010, Chenghai Du, the Company’s controlling stockholder, entered into a series of call option agreements with Ma Dan, Xia Xuecheng, Wang Yan, Wang Yansheng, He Haiwei and Tian Mengchun, the original shareholders and management of BOAI Pharmaceutical (the “Option Holders”), pursuant to which Mr. Du granted each of them an option to acquire an amount of shares equal to 90% of the shares the Company’s common stock issued to Mr. Du in the reverse acquisition, at $0.0001 per share. Each of them had the right to exercise his option during the period commencing on the date of the option agreement and ending on the fifth anniversary of the date thereof.

On November 25, 2010, pursuant to the purchase agreement dated on May 8, 2010, the Company, through two of its subsidiaries, acquired 100% of the registered capital of Tianjin Qi Shi Leathers Ltd (“TQSHL”) and changed TQSHL’s name to Tianjin Boai Bio-Pharmaceutical Co., Ltd. The acquisition of TQSHL was accounted for as an asset acquisition as TQSHL had no current operations and had no operations since 2008. BOAI Leechdom invested RMB 2,600,000 ($395,000) in TQSHL and BOAI Pharmaceutical invested RMB 37,400,000 ($5,685,000) to increase its registered capital from RMB 2,600,000 to RMB 40,000,000 ($6,080,000). The purchase price of RMB 80,000,000 ($12,160,000), which included RMB 40,000,000 ($6,080,000 of liability assumed) was allocated to the assets acquired based on their relative fair value. The Company assigned RMB 50,906,841 ($7.8 million) to the land use right, RMB 29,093,159 ($4.4 million) to building.

On January 11, 2011, the option holders transferred and assigned their options to purchase 9,454,183 shares of our Common Stock to Dragon Core Limited, a BVI company, or Dragon Core, and 22,059,762 shares of our Common Stock to Neo Profit Limited, a BVI company, or Neo Profit. On the same date Dragon Core and Neo Profit exercised their options to purchase their respective shares from Mr. Du. As a result of the exercises, Dragon Core and Neo Profit hold 31,513,945, or 79.1%, of our issued and outstanding common stock and Mr. Du is no longer affiliated with, and no longer holds any equity interest in the Company or its subsidiaries. Dragon Core Limited is 67% beneficially owned and controlled by our Chief Executive Officer and Director, Ms. Xuecheng Xia, and 33% beneficially owned and controlled by Ms. Jianping Lu, an executive employee of BOAI Pharm and Neo Profit Limited is wholly-owned and controlled by Ms. Xia.

Note 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The Company’s functional currency is the Chinese Renminbi ("RMB"); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“USD” or “$”).

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries BOAI Pharmaceutical and BOAI Leechdom. All significant inter-company accounts and transactions were eliminated in the consolidation.

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

Foreign currency transactions and comprehensive income (loss)

The accounts of BOAI Pharmaceutical and BOAI Leechdom were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into USD in accordance with ASC 830, “Foreign Currency Matters,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220, “Comprehensive Income” as a component of shareholders’ equity.

Exchange gains and losses are recognized for the different foreign exchange rates applied when foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Cash and equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and equivalents.

Accounts receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for accounts receivable was $0 and $146,780 as of June 30, 2011 and 2010, respectively.

Inventory

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. The management compares the cost of inventory with the net realizable value and an allowance is made to write down the inventory to its net realizable value, if lower than cost.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the following estimated useful lives of the assets:

Buildings	20 years
Machinery and equipments	5-10 years
Office equipment	5 years
Vehicles	8-10 years

Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment at least annually, or periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment.” In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360. To the extent estimated future undiscounted net cash flows attributable to the asset are less than its carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended June 30, 2011 and 2010.

Revenue recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's revenue consists of invoiced product sales, processing revenue and consulting revenue, net of a value-added tax (“VAT”) and product return or sales discount allowance. Processing revenue is generated from our manufacturing for customers who provide the raw material. Consulting revenue is generated by our technical consulting service to customers. The Company does not offer unconditional right of return to its customers.

The sales, cost of sales and gross profit for each revenue type for the years ended June 30, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Sales
Product Sales	$93,916,419	$68,166,997	$49,489,066
Processing Revenue	1,366,945	-	-
Consulting Revenue	452,638	-	-
Total	95,736,002	68,166,997	49,489,066

Cost of Sales
Product Sales	52,670,731	34,217,906	26,094,624
Processing Revenue	23,238	-	-
Consulting Revenue	36,508	-	-
Total	52,730,477	34,217,906	26,094,624

Gross Profit
Product Sales	41,245,688	33,949,091	23,394,442
Processing Revenue	1,343,707	-	-
Consulting Revenue	416,130	-	-
Total	$43,005,525	$33,949,091	$23,394,442

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

If the Company can utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

Fair value of financial instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table presents a summary of operating information for the years ended June 30, 2011, 2010 and 2009 and balance sheet information as of June 30, 2011 and 2010:

Year Ended June 30, 2011	Pharmaceutical	Medicine	Inter-segment	Non-operating	Consolidated
	Manufacturing	Wholesales	Elimination	Entities *	Total

Net Sales	$41,273,513	$54,814,956	$(352,467)	$-	$95,736,002

Interest expense	(163,860)	(62,414)	-	-	(226,274)

Depreciation and Amortization	490,814	419,804	-	261,442	1,172,060

Segment assets	68,897,743	53,271,774	(52,638,222)	41,694,562	111,225,857

Segment net income (loss) before tax	18,528,674	19,226,689	-	(637,597)	37,117,766

Year Ended June 30, 2010

Net Sales	28,006,754	40,226,335	(66,092)	-	68,166,997

Interest expense	(112,028)	(71,376)	-	(920,651)	(1,104,055)

Depreciation and Amortization	428,707	327,475	-	-	756,182

Segment assets	51,935,131	34,988,610	(19,829,808)	10,335,722	77,429,655

Segment net income (loss) before tax	14,211,912	16,432,178	(150,880)	(1,079,956)	29,413,254

Year Ended June 30, 2009

Net Sales	20,419,490	29,579,416	(509,840)	-	49,489,066

Interest expense	(115,085)	(42,684)	-	(93,704)	(251,473)

Depreciation and Amortization	311,907	275,399	-	-	587,306

Segment net income (loss) before tax	$10,508,496	$10,302,257	$(1,602)	$(144,868)	$20,664,283

* Non-operating entities include the Company, ALH, and Tianjin Boai Bio-Pharmaceutical Co., Ltd.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The statement is effective for interim and annual periods ended after June 15, 2009. The standard was subsequently amended by FASB Accounting Standards Update (“ASU”) 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated.

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

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This ASU amends ASC 810, “Consolidation”, eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This ASU is effective for years beginning after November 15, 2009, which for the Company was July 1, 2010, with earlier adoption prohibited. The Company determined the adoption of ASU 2009-17 had no material effect on its consolidated financial statements.

In January 2010, FASB amended ASC 820, “Fair Value Measurements and Disclosures.” The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for years beginning after December 15, 2010, and for interim periods within those years. The Company determined the adoption of this ASU had no material impact on its financial statements.

In April 2010, FASB issued an amendment to Stock Compensation accounting. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company determined the adoption of this guidance had no material impact on its financial statements.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in ASU 2010-20 specify that if a public entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, but was not elected.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011. The Company is currently evaluating the impact, if any, of ASU No. 2011-04 on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted because compliance with amendments is already permitted. The Company already complies with this presentation.

Note 3 - INVENTORY

Inventory consists of the following as of June 30, 2011 and 2010:

	2011	2010
Supplies, packing and raw materials	$487,621	$1,177,057
Finished goods	7,162,364	5,311,840
Work in process	645,017	772,319
Total	$8,295,002	$7,261,216

Note 4 - ADVANCES TO MATERIAL SUPPLIERS

The Company advanced payments to several medicine and package materials suppliers to support increasing production with competitive procurement cost. The advances will be reclassified to the respective accounts under inventory upon delivery and transfer of legal titles.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2011 and 2010:

	2011	2010
Building and improvements	$23,758,311	$16,273,307
Machinery and equipment	966,313	915,816
Office equipment	463,090	91,660
Vehicles	1,061,931	480,185
Total	26,249,645	17,760,968
Less: Accumulated Depreciation	(3,482,468)	(2,303,702)
Net	$22,767,177	$15,457,266

Depreciation for the years ended June 30, 2011, 2010 and 2009 was $1,028,095, $720,380 and $551,609, respectively.

As of June 30, 2011, the net book value of buildings pledged as collateral for bank loans was $9,590,779. See Note 9.

Note 6 - ADVANCES TO EQUIPMENT SUPPLIERS

The Company advanced payments to several equipment suppliers in order to support increasing production with competitive procurement cost. As of June 30, 2011, the Company expects to pay approximately $2.89 million going forward. The advances will be reclassified to the respective accounts under fixed asset upon delivery and transfer of legal titles.

Note 7 - CONSTRUCTION IN PROGRESS

As of June 30, 2011 and 2010, the construction in progress of the Company consisted of an office building and manufacturing factory.

	2011	2010
Office building	$2,764,858	$2,241,428
Manufacturing factory - Jinghai	10,829,200	-
Total	$13,594,058	$2,241,428

In August 2010 and July 2011, BOAI Pharmaceutical signed contracts with GuangPing County Construction and Installation Group to build the new factory based in Jinghai. According to the contract, GuangPing County Construction and Installation Group will install purchased equipment, build GMP plants and other related infrastructure, with an estimated total investment in excess of $13 million (RMB 86,540,800), starting from January 2011 till August 2012. As of June 30, 2011, the Company expects to pay an additional $5,508,867 to complete the construction of office building and new factory.

Note 8 - INTANGIBLE ASSETS

As of June 30, 2011 and 2010, the Company has intangible assets including Paclitaxel ongoing project, pharmaceutical production permits, land use right and software, as follows:

	2011	2010
Pharmaceutical production permits	$355,844	$337,594
Paclitaxel	6,652,742	6,311,540
Land use rights	7,983,332	101,781
Software	22,865	2,141
Total	15,014,783	6,753,056
Less: Accumulated Amortization	(439,386)	(277,580)
Net	$14,575,397	$6,475,476

The pharmaceutical production permits were obtained in December 2001, updated in January 2006 and 2011, and are valid until January 2016. With these production permits, the Company is authorized to manufacture certain types of Chinese medicines.

The Company obtained the Paclitaxel cell cultivation method from Tsinghua University in 2009 and paid approximately $6.0 million as of June 30, 2011. The first payment of approximately $3.0 million was paid in early 2009 when the Company obtained all Paclitaxel cell cultivation information. The second payment of approximately $3.0 million was paid in 2009 after the Company successfully completed trial production. The third payment will be paid once the scale production is proven successful. At June 30, 2011, the amount due of $464,145 was in other payables. See Note 10.

Our technology could increase the success ratio and consistency of the produced product to treat patients with lung, ovarian, breast, head and neck cancer. We intend to ramp up the scale and enter into commercial production once the new facility for Paclitaxel production is available.

Amortization expense as of June 30, 2011 for the next five years and thereafter is expected to be:

For the years ending June 30,
2012	$216,208
2013	196,030
2014	186,361
2015	186,361
2016	186,361
Thereafter	13,604,076
$14,575,397

Note 9 – SHORT-TERM LOANS

Short-term loans payable at June 30, 2011 and 2010 were comprised of the following:

Description	2011	2010
Loans payable to Tianjin Agriculture Credit Union Bank:
Due January 28, 2011. Interest at 5.841%	$-	$1,467,800
Due March 8, 2011. Interest at 5.841%	-	278,882
Due July 7, 2011. Interest at 5.841%*	371,316	352,272
Due April 13, 2012. Interest at 5.841%	293,958	-
Due May 31, 2012. Interest at 7.2565%	371,316	-
Loans payable to Tianjin Bank :
Due January 28, 2011. Interest at 5.841%	-	1,247,630
Due August 1, 2011. Interest at 4.425%*	2,784,869	-
Due November 8, 2011. Interest at 5.841%	1,547,149	-
Loan payable to Midi Investment Inc	-	190,000
Total Short-term Loans	$5,368,608	$3,536,584

* The Company repaid the loans when due.

The short-term loans are secured by buildings owned by the Company. See Notes 5.

Note 10 - OTHER PAYABLES

Other payables consist of the following as of June 30, 2011 and 2010:

	2011	2010
Non-related party payable (a)	$401,980	$544,786
Acquired Paclitaxel ongoing project	464,145	440,340
Employees payable (b)	499,109	147,333
Funds and Insurance payable (c)	382,825	754,723
Welfare payable	68,109	98,675
Total	$1,816,168	$1,985,857

(a) Non-related party payable is primarily for the purchase of vehicles, a building and equipment.

(b) Employees payable are advances from employees for various payments made on behalf of the Company and salary payable to the Company executives. This payable is due on demand and bears no interest.

(c) Funds and insurance payable includes $682,109 financing fees as of June 30, 2010.

Note 11 - TAXES PAYABLE

Taxes payable consist of the following as of June 30, 2011 and 2010:

	2011	2010
VAT payable	$1,791,792	$977,278
Income tax payable	3,155,548	2,057,856
Other	497,885	222,349
Total	$5,445,225	$3,257,483

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

The provision for income taxes for the years ended June 30, 2011, 2010 and 2009 consisted of the following:

	2011	2010	2009
Current	$9,380,539	$7,515,848	$5,203,547
Deferred	136,864	146,780	-
Total	$9,517,403	$7,662,628	$5,203,547

This table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2011, 2010 and 2009:

	2011		2010		2009
Tax at statutory rate	35%		35%		35%
Foreign tax rate difference	(10%	)	(10%	)	(10%	)
Other items (a)	0.6%		1.1%		0.2%
Total	25.6%		26.1%		25.2%

(a) Primarily expenses incurred by the Company’s overseas holding companies not subject to PRC income tax.

Note 13 - RELATED PARTY TRANSACTIONS

Acquisition

On November 25, 2010, pursuant to the purchase agreement dated on May 8, 2010, the Company, through two of its subsidiaries, acquired 100% interest of the registered capital of TQSHL and changed TQSHL’s name to Tianjin BOAI BIO-PHARMACEUTICAL CO., LTD. The Company paid RMB $40,000,000 ($6,080,000) to purchase 100% of TQSHL from the original shareholders. One selling shareholder is a family member of the Company’s Chief Executive Officer, Xuecheng Xia.

Due from related parties

As of June30, 2011, the Company was owed $469,577 by drug chain stores for purchase of merchandise. In addition, as of June 30, 2011, the Company advanced payments totaling $275,885 to a family member of our Chief Executive Officer, Ms. Xia. These advances were paid back on September 28, 2011. Finally, $2,104,123 was owed to the Company by one employee who received some sales payments from customers on behalf of the Company and who paid the Company in full after the year-end. The major shareholder of the Company is also the major shareholder of the chain stores, exerting significant influence on their operations. The employee is family member of the Company’s Chief Executive Officer, Ms Xuecheng Xia. These amounts due from related parties were unsecured and due on demand.

As of June 30, 2010, the Company owed $1,552,552 to its major shareholder and Chief Executive Officer, Ms. Xuecheng Xia. The Company also had a $953,566 payable to drug chain stores, whose major shareholder is also the main shareholder of the Company. The payables were unsecured and due on demand.

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

In connection with this financing, the Company and its controlling shareholders entered into Side Letter Agreements with the investors which required the Company's controlling shareholders to surrender Company shares to the Investors if the Company failed to reach certain income thresholds for the years ending June 30, 2009, 2010 and 2011. The 2009, 2010 and 2011 thresholds were met. Another condition was that the Company become a “reporting company” within the meaning of Rule 144 under the Securities Act of 1933, as amended, within 180 days following the closing of such financing, and file a registration statement with respect to its Common Stock on Form 10 with the SEC before December 31, 2010. The Company did not meet this obligation on the required date but obtained an extension from the investors and filed Form 10 on February 14, 2011.

Pursuant to a bridge loan settlement agreement dated May 25, 2010 with China BOI Hunter, LLC, the Company issued 239,044 shares of common stock and 3-year warrants to purchase 298,805 shares of common stocks. Each Warrant permits the holder to purchase one share of common stock from the Company for $2.51. The fair value of shares and warrants issued for this settlement was $600,000 and $226,947 was accounted for as additional interest expense on the settlement date. The fair value of the warrant was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 43.9%; Risk free interest rate: 1%, Expected term: 2.92 years.

The fair value of outstanding warrants issued in conjunction with the June 2010 equity financing was $845,652 as of June 30, 2011. The fair value of the warrants at June 30, 2011 was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility: 51.1%; Risk free interest rate: 1.29%, Expected term: 3.92 -4.00 years. The fair value of the warrants has been accounted for as cost of raising equity.

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

Note 18 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are those which accounted for 10% or more of the Company’s net revenue or purchases, respectively. No customer accounted for 10% or more of our net revenue for the years ended June 30, 2011, 2010 and 2009.

One vendor provided 19.9% of the Company’s purchases of raw materials for the year ended June 30, 2011. The Company had $0 payable to this vendor as of June 30, 2011.

One vendor provided 15.5% of the Company’s purchases of raw materials for the year ended June 30, 2010. The Company had $78,103 payable to this vendor as of June 30, 2010.

Three vendors provided 23%, 21% and 11% of the Company’s purchases of raw materials for the year ended June 30, 2009. The Company had $2,279,381, no and $517,682 payable to these vendors as of June 30, 2009.

Note 19 - COMMITMENTS AND CONTINGENCIES

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

BOAI Leechdom leased offices to several non-related parties from 2007. These leases are expected to continue year by year. Total rental revenue for the years ended June 30, 2010, 2009 and 2008 was $80,792, $106,634 and $191,847, respectively.

As of June 30, 2011, the Company has no significant litigation claims. Also, the Company does not have significant operating-lease commitments as of June 30, 2011.

Note 20 - SUBSEQUENT EVENT

China BOI Hunter, LLC, or BOI Hunter, was the holder of (a) a certain Secured Convertible Promissory Note in the principal amount of $1.5 million, due December 20, 2008, and (b) warrants to purchase up an amount of shares of ALH common stock equal to $750,000, issued pursuant to a certain Credit and Security Agreement, dated as of June 20, 2008, among BOI Hunter, ALH and the other ALH affiliates signatory thereto. The ALH warrants were issued to BOI Hunter but the note remained outstanding and unconverted until May 25, 2010, when the Company, ALH, BOAI Pharm and BOI Hunter agreed to a settlement of the Company’s obligations under the Credit and Security Agreement. Pursuant to the settlement agreement, we paid BOI Hunter the $1.5 million in outstanding principal, and issued to BOI Hunter, a three-year warrant to purchase 298,805 shares of common stock at $2.51 per share, for the ALH warrants held by BOI Hunter. In addition, our controlling stockholder at the time, allocated to BOI Hunter 239,044 shares of our common stock to be issued to him in exchange for his equity interests in ALH. The Company also agreed that it would register the securities issued under the settlement agreement for resale before the expiration of a 12-month period commencing on the date of the settlement agreement, and that failure to effect such registration would incur an immediate penalty of $89,700, as well as an additional penalty of $10,000 per month until such registration was effected. The Company had not fulfilled its obligation to effect the registration of the BOI Hunter securities to date because the Company’s registration statement on Form 10 is still undergoing SEC review and the Company expects that any registration statement registering the BOI Hunter securities for resale will not go effective until after SEC clearance of the Form 10 registration statement. On September 9, 2011, BOI Hunter initiated a lawsuit against the Company in the United States District Court for the Southern District of New York, claiming liquidated damages of $89,700 plus $10,000 per month for the Company’s alleged failure to have an effective registration statement by May 25, 2011. The Company has retained counsel to assist in the resolution of this compliant.

On September 14, 2011, BOAI Pharm entered into a loan agreement with DEG-Deutesche Investitions-Und Entwicklungsgesellschaft Mbh, or DEG, pursuant to which DEG has agreed to lend BOAI Pharm an aggregate amount of $15,000,000 for the ongoing expansion of its production capacity. BOAI Pharm will be obligated to repay the Loan in six-month installments of $1,500,000, commencing from August 15, 2013, through February 15, 2018. The loan will be repayable at an annual interest rate equal to the six-month USD LIBOR rate plus 7.3%, until the security under the agreement reaches an asset coverage ratio of 130% in relation to the loan. Thereafter, the interest rate on the loan will be payable at an annual rate equal to the six-month USD LIBOR rate plus 4.3%. As security for BOAI Pharm’s performance of the agreement, we have agreed (1) to create and register in favor of DEG, a first ranking mortgage in the amount of at least $24,000,000 on the complete land and buildings (including equipment and machinery) situated at the site of BOAI Bio-Pharm; and (2) to undertake to provide a first demand payment guarantee to DEG. The Agreement is expected to close on or before December 31, 2011.