Form 10-Q
period 2011-09-30
Asia Leechdom Holding Corp
filed 2011-11-21
CIK 1510489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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

Yes [X]        No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]        No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]        No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	39,840,605

Asia Leechdom Holding Corporation
Quarterly Report on Form 10-Q
Three Months Ended September 30, 2011

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASIA LEECHDOM HOLDING CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011
	(Unaudited)	June 30, 2011
ASSETS
Current Assets:
Cash and equivalents	$26,398,259	$16,609,372
Accounts receivable, net	18,099,171	17,971,053
Other receivables	505,271	707,781
Loans receivable	4,320,263	-
Advances to material suppliers	135,385	2,103,079
Inventory	8,010,530	8,295,002
Due from related party	-	2,849,585
Total Current Assets	57,468,879	48,535,872

Property, Plant & Equipment, net	22,769,611	22,767,,177
Advances to equipment suppliers	12,180,919	11,753,353
Construction in Progress	13,804,265	13,594,058
Intangible Assets, net	14,689,958	14,575,397
Total Assets	$120,913,632	$111,225,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$5,431,635	$5,368,608
Accounts payable	3,297,208	3,583,781
Unearned revenue	786,334	743,545
Other payables	2,085,813	1,816,168
Taxes payable	5,437,453	5,445,225
Accrued expenses	18,128	31,394
Total Current Liabilities	17,056,571	16,988,721

Long Term Liability:
Deferred taxes	326,107	283,644
Total Liabilities	17,382,678	17,272,365

Stockholders’ Equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 39,840,605 shares issued and outstanding	39,841	39,841
Additional paid-in-capital	9,926,805	9,926,805
Accumulated other comprehensive income	6,800,909	5,662,849
Statutory reserve	3,651,003	3,166,215
Retained earnings	83,112,396	75,157,782
Total Stockholders’ Equity	103,530,954	93,953,492
Total Liabilities and Stockholders’ Equity	$120,913,632	$111,225,857

The accompanying notes are an integral part of these consolidated financial statements.

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September, 30
	2011	2010

Net Revenue	$30,348,639	$21,111,429

Cost of Goods Sold	17,870,164	10,288,924

Gross Profit	12,478,475	10,822,505

Operating Expenses
Selling	281,557	247,069
Research and development	316,933	132,129
General and administrative	758,194	668,483
Total operating expenses	1,356,684	1,047,681

Income From Operations	11,121,791	9,774,,824

Other Income (Expense)
Interest income	25,113	1,345
Interest expense	(78,073)	(47,438)
Other income	293,239	78,418
Other expense	(54,429)	(580,758)
Total other (expense)	185,850	(548,433)

Income Before Income Taxes	11,307,641	9,226,391

Provision For Income Taxes	2,868,239	2,389,140

Net Income	8,439,402	6,837,251

Other Comprehensive Income	1,138,060	1,333,375

Comprehensive Income	$9,577,462	$8,170,626

Earnings Per Share
Basic and Diluted	$0.21	$0.17

Weighted average number of common shares outstanding
Basic and Diluted	39,840,605	39,840,605

The accompanying notes are an integral part of these consolidated financial statements.

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September, 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,439,402	$6,837,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	401,460	200,430
Deferred taxes	38,982	12,308
(Increase) / decrease in current assets:
Accounts receivable	82,540	(3,550,602)
Other receivables	210,007	(265,698)
Advances to material suppliers	1,984,705	(123,768)
Due from related party	2,870,074	(1,907,649)
Inventory	380,382	1,314,847
Increase / (decrease) in current liabilities:
Accounts payable	(327,379)	275,674
Other payables	251,631	(1,123,548)
Due to related party	-	(100,578)
Taxes payable	(71,420)	638,048
Unearned revenue	33,929	934,072
Accrued expenses	(13,581)	(5,751)
Total Adjustments	5,841,330	(3,702,215)
Net cash provided by operating activities	14,280,732	3,135,036

CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable	(4,303,614)	-
Advances to equipment suppliers	(288,467)	-
Purchase of intangible assets	-	(20,227)
Purchase of property, plant & equipment	(81,297)	(5,138)
Investment in construction in progress	(50,419)	(1,565,533)
Deposit for asset acquisition	-	(4,342,140)
Net cash used in investing activities	(4,723,797)	(5,933,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing short-term loans	3,180,392	1,535,995
Repayment of short-term loans	(3,180,392)	(190,000)
Collections on subscriptions receivable	-	3,007,224
Net cash provided by financing activities	-	4,353,219

NET INCREASE IN CASH AND EQUIVALENTS	9,556,935	1,555,217

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	231,952	304,767
CASH AND EQUIVALENTS, BEGINNING BALANCE	16,609,372	14,498,707

CASH AND EQUIVALENTS, ENDING BALANCE	$26,398,259	$16,358,691
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$25,177	$24,490
Income taxes	$2,774,788	$2,018,647

The accompanying notes are an integral part of these consolidated financial statements.

ASIA LEECHDOM HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

On May 28, 2010, the Company completed a reverse acquisition through a share exchange with ALH, whereby the Company issued the sole shareholder of ALH, 32,310,758 shares of the Company’s common stock, par value $0.001, for 100% of ALH’s issued and outstanding capital stock. ALH thereby became the Company’s wholly owned subsidiary and its subsidiary, BOAI Pharmaceutical, became the Company’s indirect subsidiary. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”, the Company recorded this merger as a recapitalization which consolidated the Company, ALH and BOAI Pharmaceutical and treated the Company as a shell. According to 805-10-55-13, “the acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings), is significantly larger than that of the other.” Since the Company was a shell at the time of the merger while ALH had operations through its acquisition of BOAI Pharmaceutical and was significantly larger than the Company was, under ASC 805, ALH was considered the acquirer. Because the transaction was accounted for as a recapitalization and not a business combination, pro forma information is not presented.

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

On February 27, 2010, Chenghai Du, the Company’s controlling stockholder, entered into a series of call option agreements with Ma Dan, Xia Xuecheng, Wang Yan, Wang Yansheng, He Haiwei and Tian Mengchun, the original shareholders and management of BOAI Pharmaceutical (the “Option Holders”), pursuant to which Mr. Du granted each of them an option to acquire shares equal to 90% of the shares the Company’s common stock issued to Mr. Du in the reverse acquisition, at $0.0001 per share. Each of them had the right to exercise his option during the period commencing on the date of the option agreement and ending on the fifth anniversary of the date thereof.

On November 25, 2010, pursuant to the purchase agreement dated on May 8, 2010, the Company, through two of its subsidiaries, acquired 100% of the registered capital of Tianjin Qi Shi Leathers Ltd (“TQSHL”) and changed TQSHL’s name to Tianjin Boai Bio-Pharmaceutical Co., Ltd. The acquisition of TQSHL was accounted for as an asset acquisition as TQSHL had no current operations and had no operations since 2008. BOAI Leechdom invested RMB 2,600,000 ($395,000) in TQSHL and BOAI Pharmaceutical invested RMB 37,400,000 ($5,685,000) to increase its registered capital from RMB 2,600,000 to RMB 40,000,000 ($6,080,000). The purchase price of RMB 80,000,000 ($12,160,000), which included RMB 40,000,000 ($6,080,000 of liabilities assumed) was allocated to the assets acquired based on their relative fair value. The Company assigned RMB 50,906,841 ($7.8 million) to the land use right and RMB 29,093,159 ($4.4 million) to building.

On January 11, 2011, the option holders assigned their options to purchase 9,454,183 shares of our Common Stock to Dragon Core Limited, a BVI company, or Dragon Core, and 22,059,762 shares of our Common Stock to Neo Profit Limited, a BVI company, or Neo Profit. On the same date each of Dragon Core and Neo Profit exercised their options to purchase their respective shares from Mr. Du. As a result of the exercises, Dragon Core and Neo Profit hold 31,513,945, or 79.1%, of our issued and outstanding common stock and Mr. Du is no longer affiliated with, and no longer holds any equity interest in the Company or its subsidiaries. Dragon Core Limited is 67% beneficially owned and controlled by our Chief Executive Officer and Director, Ms. Xuecheng Xia, and 33% beneficially owned and controlled by Ms. Jianping Lu, an executive employee of BOAI Pharm and Neo Profit Limited is wholly-owned and controlled by Ms. Xia.

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

Principles of consolidation

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

Accounts receivable

The Company maintains allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for accounts receivable was $0 as of September 30 (unaudited) and June 30, 2011.

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

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360. To the extent estimated future undiscounted net cash flows attributable to the asset are less than its carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed, through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended September 30 (unaudited) and year ending June 30, 2011.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company’s revenue consists of invoiced product sales, processing revenue and consulting revenue, net of a value-added tax (“VAT”) and product return or sales discount allowance. The Company does not offer unconditional right of return to its customers.

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws. The value-added tax’s standard rate is 17% of the gross sales price and the Company records its revenue net of VAT. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Revenue is recorded net of VAT. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability and included in taxes payable in the consolidated balance sheets.

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

Construction in progress represents direct costs of construction or acquisition, interest and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

The Company accounts for interest capitalization in accordance with FASB ASC 835 "Interest". Interest costs are capitalized if they are incurred during the acquisition, construction or production of a qualifying asset and such costs could have been avoided if expenditures for the assets have not been made. Capitalization of interest costs commences when the activities to prepare the asset are in progress and expenditures and borrowing costs are being incurred. Interest costs are capitalized until the assets are ready for their intended use.

Research and development

Research and development costs are expensed as incurred.

Registration Rights Agreement

The Company accounts for payment arrangements under registration rights agreements in accordance with FASB Staff Position EITF 00-19-2 (codified in FASB ASC Topic 815), which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies (codified in FASB ASC Topic 450).

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

The Company operates in two reportable business segments - (1) pharmaceutical manufacturing and (2) medicine wholesale. The Company’s reportable segments are strategic business units that offer different products. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

The following table presents a summary of operating information for the three months ended September 30, 2011 (unaudited) and 2010 (unaudited) and balance sheet information as of September 30 (unaudited) and June 30, 2011:

Three Months Ended	Pharmaceutical	Medicine	Inter-segment	Non-operating	Consolidated
September 30, 2011	Manufacturing	Wholesales	Elimination	Entities*	Total
Net Sales	$13,394,416	$17,080,955	$(126,732)	$-	$30,348,639
Interest Income (expense)	(35,223)	(17,737)	-	-	(52,960)
Depreciation and Amortization	132,219	153,467	-	115,774	401,460
Segment assets	74,702,862	57,276,431	(52,969,357)	41,903,696	120,913,632
Segment net income (loss) before tax	6,464,285	5,007,026	-	(163,670)	11,307,641

Three Months Ended September 30, 2010
Net Sales	9,658,270	11,469,999	(16,840)	-	21,111,429
Interest Income (expense)	(27,631)	(18,462)	-	-	(46,093)
Depreciation and Amortization	108,817	91,613	-	-	200,430
Segment assets	61,834,266	39,168,719	(22,235,220)	9,139,087	87,906,852
Segment net income (loss) before tax	5,255,514	4,296,452	(1,050)	(324,525)	9226,391

Reconciliation of segment to consolidated assets		As of September 30, 2011		As of June 30, 2011
Total segment assets (Operating entities)		$131,979,293		$122,169,517
Total segment assets (Non-operating entities*)		41,903,696		41,694,562
Elimination of intersegment receivables		(52,969,357)		(52,638,222)
Consolidated assets		$120,913,632		$111,225,857
* Non-operating entities include the Company, ALH, and Tianjin Boai Bio-Pharmaceutical Co., Ltd

Recent accounting pronouncements

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company determined the adoption of this ASU had no material impact on its financial statements.

Note 3 – LOANS RECEIVABLE

In September 2011, the Company entered into two loan agreements for RMB 12,500,000 ($1,956,641) and RMB 15,100,000 ($2,363,622) with third party companies. The terms of the loans are three months with interest at 0.8% per month. Both loans are collateralized by raw materials of the borrowing companies.

Note 4 - INVENTORY

Inventory consists of the following as of September 30 (unaudited) and June 30, 2011:

	September 30	June 30
Supplies, packing and raw materials	$1,061,210	$487,621
Finished goods	4,634,209	7,162,364
Work in process	2,315,111	645,017
Total	$8,010,530	$8,295,002

Note 5 - ADVANCES TO MATERIAL SUPPLIERS

The Company advanced payments to several medicine and package materials suppliers to support increasing production with competitive procurement cost. The advances will be reclassified to the respective accounts under inventory upon delivery and transfer of legal titles.

Note 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30 (unaudited) and June 30, 2011:

	September 30	June 30
Building and improvements	$24,037,230	$23,758,311
Machinery and equipment	977,658	966,313
Office equipment	471,622	463,090
Vehicles	1,149,348	1,061,931
Total	26,635,858	26,249,645
Less: Accumulated Depreciation	(3,866,247)	(3,482,468)
Net	$22,769,611	$22,767,177

Depreciation (unaudited) for the three months ended September 30, 2011 and 2010 was $345,126 and $191,064, respectively.

As of September 30, 2011 (unaudited), the net book value of buildings pledged as collateral for bank loans was $9,859,905. See Note 10.

Note 7 - ADVANCES TO EQUIPMENT SUPPLIERS

The Company advanced payments to several equipment suppliers in order to support increasing production with competitive procurement cost. As of September 30, 2011 (unaudited), the Company expects to pay approximately $2.93 million going forward. The advances will be reclassified to the respective accounts under fixed asset upon delivery and transfer of legal titles.

Note 8 - CONSTRUCTION IN PROGRESS

As of September 30 (unaudited) and June 30, 2011, the construction in progress of the Company consisted of an office building and manufacturing factory.

	September 30	June 30
Office building	$2,797,317	$2,764,858
Manufacturing factory - Jinghai	11,006,948	10,829,200
Total	$13,804,265	$13,594,058

In August 2010 and July 2011, BOAI Pharmaceutical signed contracts with GuangPing County Construction and Installation Group to build the new factory based in Jinghai. According to the contract, GuangPing County Construction and Installation Group will install purchased equipment, build GMP plants and other related infrastructure, with an estimated total investment in excess of $20 million (RMB 132,661,800), starting from January 2011 till August 2012. As of September 30, 2011 (unaudited), the Company expects to pay an additional $11,619,494 to complete the construction of office building and new factory.

Note 9 - INTANGIBLE ASSETS

As of September 30 (unaudited) and June 30, 2011, the Company has intangible assets including Paclitaxel ongoing project, pharmaceutical production permits, land use right and software, as follows:

	September 30	June 30
Pharmaceutical production permits	$360,022	$355,844
Paclitaxel	6,730,845	6,652,742
Land use rights	8,077,055	7,983,332
Software	25,547	22,865
Total	15,193,469	15,014,783
Less: Accumulated Amortization	(503,511)	(439,386)
Net	$14,689,958	$14,575,397

The pharmaceutical production permits were obtained in December 2001, updated in January 2006 and 2011, and are valid until January 2016. With these permits, the Company is authorized to manufacture certain Chinese medicines.

The Company obtained the Paclitaxel cell cultivation method from Tsinghua University in 2009 and paid approximately $6.2 million as of September 30, 2011 (unaudited). The first payment of approximately $3.1 million was paid in early 2009 when the Company obtained all Paclitaxel cell cultivation information. The second payment of approximately $3.1 million was paid in 2009 after the Company successfully completed trial production. The third payment will be paid once the scale production is proven successful. At September 30, 2011, the amount due of $469,594 was in other payables. See Note 11.

Our technology could increase the success ratio and consistency of the produced product to treat patients with lung, ovarian, breast, head and neck cancer. We intend to ramp up the scale and enter into commercial production once the new facility for Paclitaxel production is available.

Amortization expense as of September 30, 2011 for the next five years and thereafter is estimated as follows:

For the years ending September 30,
2012	$214,898
2013	192,984
2014	188,549
2015	188,549
2016	187,467
Thereafter	13,717,511
$14,689,958

Note 10 – SHORT-TERM LOANS

Short-term loans payable at September 30 (unaudited) and June 30, 2011 were comprised of the following:

Description	September 30	June 30
Loans payable to Tianjin Agriculture Credit Union Bank:
Due April 13, 2012. Interest at 5.841%	$297,409	$293,958
Due May 31, 2012. Interest at 7.2565%	375,675	371,316
Due August 2, 2012. Interest at 7.872%	375,675	-
Due July 7, 2011. Interest at 5.841%	-	371,316
Loans payable to Tianjin Bank :
Due November 8, 2011. Interest at 6.116%*	1,565,313	1,547,149
Due July 31, 2012. Interest at 6.888%	2,817,563	-
Due August 1, 2011. Interest at 4.425%	-	2,784,869
Total Short-term Loans	$5,431,635	$5,368,608

*The Company repaid the loan when due.

The short-term loans are secured by buildings owned by the Company. See Notes 5.

Note 11 - OTHER PAYABLES

Other payables consist of the following as of September 30 (unaudited) and June 30, 2011:

	September 30	June 30
Non-related party payable (a)	$446,506	$401,980
Acquired Paclitaxel ongoing project	469,594	464,145
Employees payable (b)	399,579	499,109
Funds and Insurance payable (c)	701,302	382,825
Welfare payable	68,832	68,109
Total	$2,085,813	$1,816,168

(a)	Non-related party payable is primarily for the purchase of vehicles, a building and equipments.

(b)	Employees payable are advances from employees for various payments made on behalf of the Company and salary payable. This payable is due on demand and bears no interest.

(c)	Funds and insurance payable primarily consisted of payables to government authorities, consulting fee, and funds from a third party for temporary custody.

Note 12 - TAXES PAYABLE

Taxes payable consist of the following as of September 30 (unaudited) and June 30, 2011:

	September 30	June 30
VAT	$1,634,047	$1,791,792
Income tax	3,247,273	3,155,548
Other	556,132	497,885
Total	$5,437,453	$5,445,225

Note 13 - INCOME TAXES

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

The provision for income taxes for the three months ended September 30, 2011 (unaudited) and 2010 (unaudited) consisted of the following:

	2011	2010
Current	$2,825,776	$2,376,832
Deferred	42,463	12,308
Total	$2,868,239	$2,389,140

The tax effects of temporary differences that give rise to the Company’s net deferred tax liabilities as of September 30 (unaudited) and June 30, 2011 are as follows:

	September 30	June 30
Amortization (Non-current)	$326,107	$283,644
Total deferred tax liabilities	$326,107	$283,644

This table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2011 (unaudited) and 2010 (unaudited):

	2011		2010
Tax at statutory rate	35%		35%
Foreign tax rate difference	(10%	)	(10%	)
Other items (a)	0.4%		0.9%
Total	25.4%		25.9%

(a) Primarily for expenses incurred by the Company’s overseas holding companies not subject to PRC income tax

Note 14 - RELATED PARTY TRANSACTIONS

Acquisition

On November 25, 2010, pursuant to the purchase agreement dated May 8, 2010, the Company, through two of its subsidiaries, acquired 100% interest of the registered capital of TQSHL and changed TQSHL’s name to Tianjin BOAI BIO-PHARMACEUTICAL CO., LTD. The Company paid RMB $40,000,000 ($6,080,000) to purchase 100% of TQSHL from the original shareholders. One selling shareholder is a family member of the Company’s Chief Executive Officer, Xuecheng Xia.

Due from related parties

As of June 30, 2011, the Company was owed $469,577 by drug chain stores for purchase of merchandise. In addition, as of June 30, 2011, the Company advanced payments totaling $275,885 to a family member of our Chief Executive Officer, Ms. Xia. These advances were paid back on September 28, 2011. Finally, $2,104,123 was owed to the Company by one employee who received some sales payments from customers on behalf of the Company and who paid the Company in full after the year-end. The major shareholder of the Company was also the major shareholder of the chain stores through May 30, 2011, exerting significant influence on their operations. The employee is family member of the Company’s Chief Executive Officer, Ms Xuecheng Xia. These amounts due from related parties were unsecured and due on demand.

Note 15 - STATUTORY RESERVES

As stipulated by Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i)	Making up cumulative prior years’ losses, if any;

ii)

Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; and

iii)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

In accordance with the Chinese Company Law, the Company’s subsidiaries allocated 10% of their net income to surplus.

As of September 30 (unaudited) and June 30, 2011, our statutory surplus reserve is fully funded and the total registered capital of Company’s PRC subsidiaries is RMB 92,885,440 (approximately $14,500,000).

Note 16 - EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the three months ended September 30, 2011 (unaudited) and 2010 (unaudited):

	2011	2010
Basic and Diluted earnings per share
Net Income	$8,439,402	$6,837,251
Weighted average number of common
shares outstanding-Basic and Diluted	39,840,605	39,840,605
Earnings per share-Basic and Diluted	$0.21	$0.17

The calculation of weighted average common shares outstanding for the diluted earnings per share calculation excludes consideration of warrants for the three months ended September 30, 2011 and 2010, because the exercise of these warrants would not have been dilutive for those periods. As discussed in Note 17, the Company had 1,134,282 outstanding warrants as of September 30 and June 30, 2011.

Note 17 - EQUITY PLACEMENTS

From March to June 2010, the Company sold 4,287,381 shares of common stock and 835,477 common stock warrants for $10,705,311. Each Warrant permits the holder to purchase one share of common stock from the Company for $2.51. The Warrants expire five years after issuance. The Company paid the Placement Agent $935,000 and 675,317 shares of common stock, at $2.51 a share, a total of $2,630,046. The 675,317 shares of common stock were issued at par in connection with raising equity and recorded by debiting APIC and crediting APIC and common stock.

In connection with this financing, the Company and its controlling shareholders entered into Side Letter Agreements with the investors which required the Company’s controlling shareholders to surrender Company shares to the Investors if the Company failed to reach certain income thresholds for the years ending June 30, 2009, 2010 and 2011. The 2009, 2010 and 2011 thresholds were met. Another condition was that the Company become a “reporting company” within the meaning of Rule 144 under the Securities Act of 1933, as amended, within 180 days following the closing of such financing, and file a registration statement with respect to its Common Stock on Form 10 with the SEC before December 31, 2010. The Company did not meet this obligation on the required date but obtained an extension from the investors and filed Form 10 on February 14, 2011.

Pursuant to a bridge loan settlement agreement dated May 25, 2010 with China BOI Hunter, LLC, the Company issued 239,044 shares of common stock and 3-year warrants to purchase 298,805 common stocks. Each Warrant permits the holder to purchase one share of common stock from the Company for $2.51. The fair value of shares and warrants issued for this settlement was $600,000 and $226,947 was accounted for as additional interest expense on the settlement date. The fair value of the warrant was calculated using the Black-Scholes options pricing model (“BSOPM”) using the following assumptions: Volatility: 43.9%; Risk free interest rate: 1%, Expected term: 2.92 years.

The fair value of outstanding warrants issued in conjunction with the June 2010 equity financing was $884,920 as of September 30, 2011 (unaudited). The fair value of the warrants at September 30, 2011 was calculated using the BSOPM using the following assumptions: Volatility: 56.8%; Risk free interest rate: 0.69%, Expected term: 3.67 -3.75 years. The fair value of the warrants was accounted for as cost of raising equity.

Note 18 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 19 - MAJOR CUSTOMERS AND VENDORS

Major customers and vendors are those which accounted for 10% or more of the Company’s net revenue or purchases, respectively.

No customer accounted for 10% or more of our net revenue for the three months ended September 30, 2011 (unaudited) or 2010 (unaudited).

No vendor provided 10% or more of our purchases of raw materials for the three months ended September 30, 2011 (unaudited).

There was one vendor which provided 58.0% of our purchases of raw materials for the three months ended September 30, 2010 (unaudited). The Company had $18,533 accounts payable as of September 30, 2010 (unaudited) to this vendor.

Note 20 - COMMITMENTS AND CONTINGENCIES

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

BOAI Leechdom leased offices to several non-related parties from 2007. These leases are expected to continue year by year. Total rental revenue for the three months ended September 30, 2011 (unaudited) and 2010 (unaudited) was $50,904 and $76,277, respectively. Also, the Company does not have significant operating-lease commitments as of September 30, 2011 (unaudited).

On September 14, 2011, BOAI Pharm entered into a loan agreement with DEG-Deutesche Investitions-Und Entwicklungsgesellschaft Mbh, or DEG, pursuant to which DEG has agreed to lend BOAI Pharm $15,000,000 for the ongoing expansion of its production capacity. BOAI Pharm will be obligated to repay the Loan in six-month installments of $1,500,000, from August 15, 2013, through February 15, 2018. The loan will be repayable at an annual interest rate equal to the six-month USD LIBOR rate plus 7.3%, until the security under the agreement reaches an asset coverage ratio of 130% in relation to the loan. Thereafter, the interest rate on the loan will be payable at an annual rate equal to the six-month USD LIBOR rate plus 4.3% . As security for BOAI Pharm’s performance of the agreement, we agreed (1) to create and register in favor of DEG, a first mortgage of at least $24,000,000 on the complete land and buildings (including equipment and machinery) situated at the site of BOAI Bio-Pharm; and (2) to undertake to provide a first demand payment guarantee to DEG. The Agreement is expected to close on or before December 31, 2011.

Note 21 -LITIGATION

China BOI Hunter, LLC, or BOI Hunter, was the holder of (a) a Secured Convertible Promissory Note of $1.5 million, due December 20, 2008, and (b) warrants to purchase up an amount of shares of ALH common stock equal to $750,000, issued pursuant to a Credit and Security Agreement, dated June 20, 2008, among BOI Hunter, ALH and the other ALH affiliates signatory thereto. The ALH warrants were issued to BOI Hunter but the note remained outstanding and unconverted until May 25, 2010, when the Company, ALH, BOAI Pharm and BOI Hunter agreed to a settlement of the Company’s obligations under the Credit and Security Agreement. Pursuant to the settlement agreement, we paid BOI Hunter the $1.5 million in outstanding principal, and issued to BOI Hunter, a three-year warrant to purchase 298,805 shares of common stock at $2.51 per share, for the ALH warrants held by BOI Hunter. In addition, our controlling stockholder at the time, allocated to BOI Hunter 239,044 shares of our common stock to be issued to him for his equity interests in ALH. The Company also agreed that it would register the securities issued under the settlement agreement for resale before the expiration of a 12-month period commencing on the date of the settlement agreement, and that failure to effect such registration would incur an immediate penalty of $89,700, as well as an additional penalty of $10,000 per month until such registration was effected. The Company had not fulfilled its obligation to effect the registration of the BOI Hunter securities to date because the Company’s registration statement on Form 10 is still undergoing SEC review and the Company expects that any registration statement registering the BOI Hunter securities for resale will not go effective until after SEC clearance of the Form 10 registration statement. On September 9, 2011, BOI Hunter initiated a lawsuit against the Company in the United States District Court for the Southern District of New York, claiming liquidated damages of $89,700 plus $10,000 per month for the Company’s alleged failure to have an effective registration statement by May 25, 2011. The Company has retained counsel to assist in the resolution of this compliant.

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

We produce our products at our 3,438.4 square meter production facility located in Tianjin, China. We currently operate 9 production lines, each serving the following product formats: (1) ointment, (2) pill, (3) tablet, (4) syrup, (5) granule, (6) capsule, (7) orally taken liquid, (8) plaster and (9) extract; and further separated into liquid preparations (such as ointment and syrup) and solid preparations (such as tablets, pills and granules). We recently obtained land use rights for another 85,938.92 square meters of property for construction of an additional production facility in Tianjin. We expect to complete the initial phase of construction for this new facility by August 2012.

We generate revenues from the sale and distribution of our products and other third party products in China and abroad. For the fiscal years ended June 30, 2010, 2009 and 2008, total revenue was $68,166,997, $49,489,066 and $32,381,120, respectively, and our net income for the same years was $21,750,626, $15,460,736 and $11,125,217, respectively.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended September 30, 2011, which resulted in growth in our revenue and net income. The following are some financial highlights for the first quarter:

  Revenue: Revenue increased $9,237,210, or 43.8%, to $30,348,639 for the three months ended September 30, 2011, from $21,111,429 for the 2010 period.

  Gross Profit: Gross profit increased $1,655,970, or 15.3%, to $12,478,475 for the three months ended September 30, 2011, from $10,822,505 for the 2010 period.

  Income from operations: Income from operations increased $1,346,967, or 13.8%, to $11,121,791 for the three months ended September 30, 2011, from $9,744,824 for the 2010 period.

  Fully diluted net income per share: Fully diluted net income per share was 0.21 for the three months ended September 30, 2011, as compared to $0.17 for the 2010 period.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth key components of our results of operations for the three months ended September 30, 2011 and 2010, both in dollars and as a percentage of our net revenues.

	2011		2010
		As a		As a
		percentage		percentage
		of net		of net
	In Dollars	revenues	In Dollars	revenues
Revenues	$30,348,639	100.0%	$21,111,429	100.0%
Cost of Goods Sold	17,870,164	58.9%	10,288,924	48.7%
Gross Profit	12,478,475	41.1%	10,822,505	51.3%
Operating Expenses	1,356,684	4.5%	1,047,681	5.0%
Operating Income	11,121,791	36.6%	9,774,824	46.3%
Other Income (Expense)	185,850)	0.6%	(548,433)	(2.6)%
Income Taxes	2,868,239	9.5%	2,389,140	11.3%
Net Income	$8,439,402	27.8%	$6,837,251	32.4%

Revenues. We had revenues of $30,348,639 for the three months ended September 30, 2011, an increase of $9,237,210, or 43.8%, compared to $21,111,429 for the three months ended September 30, 2010. The increase was due to higher product sales in both our pharmaceutical manufacturing and wholesale distribution businesses. Sales from our pharmaceutical manufacturing business for the three months ended September 30, 2011 increased by $3,736,146, or 38.7%, compared to the 2010 period, primarily due to overall increased market demand for some of our products, including our FuFangYiMuCao Gel, YiQiRunChang Gel and PuDiLanXiaoYan Tablet, and our continuous marketing efforts to reach new customers. We also recorded $17,080,955 in revenue for the three months ended September 30, 2011, from our wholesale distribution business, an increase of $5,610,956, or 48.9%, compared to the 2010 period. The increase from our wholesale distribution business is mainly attributable to an increase in the sales volume of all our products for the period.

Cost of Goods Sold and Gross Profit. Our cost of goods sold (“COGS”) consists of the cost of raw materials, labor costs and production overhead. In the three months ended September 30, 2011, our COGS increased 73.7%, from $10,288,924 to $17,870,164, compared to the same 2010 period. The increase of COGS in 2011 compared to 2010 is attributable to our increase in sales. However, the disparity in growth between revenue and COGS is mainly attributable to the stronger sales of our lower margin wholesale products as well as generally higher manufacturing costs, such as increased labor and materials cost, of our pharmaceutical products in 2011. As a result, during the three months ended September 30 2011, the profit margin of our medicine wholesale and manufacturing business was 30.8% and 54.0%, compared to 38.5% and 66.4% in 2010 period, respectively. The overall result was a decrease in our profit margin from 51.3% in the three months ended September 30, 2010 to 41.1% in the 2011 period.

Operating Expenses. The Company’s operating expenses increased by 29.5%, from $1,047,681 for the three months ended September 30, 2010 to $1,356,684 in the same 2011 period. The increase is primarily due to higher research and development, or R&D, costs and general and administrative expenses.

Selling expenses. Selling expenses increased 14.0%, from $247,069 for the three months ended September 30, 2010, to $281,557 in the 2011 period. The increase was primarily due to increased sales promotion activities and higher payroll expenses.

Research and Development Costs. R&D costs consist of salary and benefits, fees paid to research organizations, supplies and facility costs. R&D costs increased by $184,804, or 139.9%, from $132,129 for the three months ended September 30, 2010, to $316,933 in the 2011 period. Expressed as a percentage of revenue, R&D cost was 0.6% for the three months ended September 30, 2010, compared to 1.0% in the 2011 period. The increase during the 2011 period was due to increased expenditures over existing R&D projects.

General and administrative expenses. General and administrative expenses increased 13.4%, from $668,483 for the three months ended September 30, 2010, to $758,194 in the 2011 period. The increase in 2011 compared to 2010 was primarily due to higher payroll expenses, professional fees in connection with our becoming a public company (such as accounting, legal and financial consulting fees), amortization and depreciation expenses.

Other income (expense). Other income (expense) for the three months ended September 30, 2011 increased to $185,850, from ($548,433) of other expense for the three months ended September 30, 2010. The increase was mainly due to the recognition of $491,005 of inventory allowance caused by a natural disaster in the 2010 period and the recognition of $242,335 in gains related to unearned revenue over two years old in the 2011 period.

Income Taxes. Income tax expense for the three months ended September 30, 2011 was $2,868,239, compared to $2,389,140 for 2010 period. The Company’s effective tax rates were 25.4% and 25.9% for the three months ended September 30, 2011 and 2010, respectively.

Net Income. Our net income was $8,439,402 for the three months ended September 30, 2011, a 23.4% increase over the 2010 period. The increase was mainly due to sales growth, partially offset by higher COGS.

Other Comprehensive Income. Our other comprehensive income decreased $195,315, from $1,333,375 for the three months ended September 30, 2010, to $1,138,060 in the 2011 period. The decrease in 2011 compared to 2010 was primarily due to a decrease in the appreciation of the RMB, our functional currency, against the US dollar, in the 2011 period.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and equivalents of $26,398,259. The following table summarizes the key cash flow metrics from our consolidated statements of cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$14,280,732	$3,135,036
Net cash used in investing activities	4,723,797	5,933,038
Net cash provided by financing activities	-	4,353,219
Net increase in cash and equivalents	9,556,935	1,555,217
Effects of exchange rate change in cash	231,952	304,767
Cash and equivalents at beginning of period	16,609,372	14,498,707
Cash and equivalents at end of period	$26,398,259	$16,358,691

Operating Activities

Net cash provided by operating activities was $14,280,732 for the three months ended September 30, 2011, a 355.5% increase from $3,135,036 in net cash generated from operating activities for 2010 period. The increase was primarily attributable to the increase of $1,602,151 in net income and changes in operating assets and liabilities which aggregated to a net cash inflow of $5,841,330, an increase by $9,543,545 from a net cash outflow of $3,702,215 during 2010 period. As reflected in our cash flows, the changes for the three months ended September 30, 2011 included:

  cash inflows from a decrease in advances to material suppliers and inventory amounted to $2,365,087, as compared to a cash outflow of $123,768 during the 2010 period. The decrease in cash outflows to our material suppliers is primarily attributable to a decrease in down payments to them;

  cash inflows from related party were $2,870,074, which was mainly attributable to the receipt of sales payments from related parties; and

  cash outflows from accounts payable were $327,379 primarily attributed to the increase of purchasing of raw materials; cash inflows from other payables were $251,631 primarily attributed to the receipt of funds from a third party for temporary custody; and cash outflows from other liabilities amounted to $51,072 mainly due to the tax payables.

Investing Activities

Net cash used in investing activities was $4,723,797 for the three months ended September 30, 2011, compared to $5,933,038 in the 2010 period. The $1,209,241, or 20.4%, decrease in net cash used in investing activities were primarily due to cash outflows from a $4.3 million deposit for the acquisition of BOAI Bio-Pharm during the 2010 period, and a $1.5 million construction expenditure on our Jinghai facility during the same period, which was partially offset by cash outflows of $4.3 million in loans to two unrelated third parties, Beijing Haofeng Digital Entertainment Science and Technology Co., Ltd. and Shaanxi Fenghe Electronic Co., Ltd., which are collateralized by raw materials, and $0.3 million in advances to equipment suppliers during the 2011 period.

Financing Activities

Net cash provided by financing activities decreased to $nil during the three months ended September 30, 2011, compared to $4.4 million in 2010 period. The decrease was mainly attributable to the $3 million in proceeds from investors in the June 2010 private placement and the $1.3 million of net borrowings from short-term loans in the 2010 period which has since been repaid.

Capital Expenditures

Our capital expenditures were $420,183 and $5,933,038 for the three months ended September 30, 2011 and 2010, respectively. Our capital expenditures in the 2011 period were mainly for advances to equipment suppliers in connection with our planned expansion of production capacity. As of September 30, 2011 (unaudited) and June 30, 2011, we had cash and cash equivalents of $26,398,259 and $16,609,372, respectively, primarily consisting of cash on hand and demand deposits. As of September 30, 2011, we expect to make additional capital expenditures of approximately RMB74 million ($11.6 million) for the construction of buildings and purchase of equipment relating to construction of our new production facilities in Tianjin on or before August 31, 2012. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

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

Loan Commitments

The growth of our Company has been funded by capital contributions, initially from our founders and in May and June 2010 approximately $10.7 million capital raised by the sale of our securities to investors. As of September 30 (unaudited) and June 30, 2011, we had $5,431,635 and $5,368,608, respectively, in short and long term loans. All our current loans are secured by our properties.

The following table summarizes our short and long term loans outstanding as of September 30, 2011.

		Maturity	Interest
Bank	Amount	Date	Rate	Duration
Tianjin Agriculture Credit Union Bank	$297,409	April 13, 2012	5.841%	1 year
Tianjin Agriculture Credit Union Bank	375,675	May 31, 2012	7.256%	1 year
Tianjin Agriculture Credit Union Bank	375,675	August 2, 2012	7.872%	1 year
Tianjin Bank	1,565,313	November 8, 2011*	6.116%	1 year
Tianjin Bank	2,817,563	July 31,2012	6.888%	1 year
Total	$5,431,635	--	--	--

* The Company has repaid this loan.

  On August 1, 2011, our Company obtained a one-year term loan from the Bank of Tianjin Yinlian Branch in the amount of RMB 18,000,000 (approximately $ 2,817,563), and bearing interest at a rate of 6.888%. If we default on the loan, the Bank of Tianjin may collect the debt by deducting the funds from any of our accounts with them or any of their sub-branches. Furthermore, an additional default rate of 50% of the original interest rate will be assessed on such overdue loan as a penalty for such default. The loan agreement also requires that the proceeds of the loan be used for the usages specified in the contract, otherwise, the Bank of Tianjin will have the right to withdraw a part or all of the loan or terminate the contract, as well as assess an additional rate of 100% as a penalty for such improper use. We are currently performing our obligations under this agreement.

  On November 9, 2010, our Company obtained a one-year term loan from the Bank of Tianjin Yinlian Branch in the amount of RMB 10,000,000 (approximately $ 1,565,313), and bearing interest at a rate of 6.116%. If we default on the loan, the Bank of Tianjin may collect the debt by deducting the funds from any of our accounts with them or any of their sub-branches. Furthermore, an additional default rate of 50% of the original interest rate will be assessed on such overdue loan as a penalty for such default. The loan agreement also requires that the proceeds of the loan be used for the usages specified in the contract, otherwise, the Bank of Tianjin will have the right to withdraw a part or all of the loan or terminate the contract, as well as assess an additional rate of 100% as a penalty for such improper use. We have repaid this loan in full and the loan agreement has been terminated.

Obligations under Material Contracts

Except with respect to the loan obligations disclosed under the “Loan Commitments” heading and the obligations discussed below, we have no obligations to pay cash or deliver cash to any other party.

  On September 30, 2008, we entered into a technology transfer agreement with Tsinghua University, pursuant to which we obtained the Paclitaxel cell cultivation method for RMB 43 million ($6.7 million) . We received the technology in December 2008 in connection with our initial payment of $3.1 million, and made a second payment of $3.1 million in March, 2009, when we successfully completed trial production. As of September 30, 2011 (unaudited), we had paid $6.2 million and were obligated to make a third and final payment of $0.5 million once we are able to successfully produce on a large scale.

  BOI Hunter, was the holder of (a) a Secured Convertible Promissory Note of $1.5 million, due December 20, 2008, and (b) warrants to purchase up an amount of shares of ALH common stock equal to $750,000, issued pursuant to a certain Credit and Security Agreement, dated as of June 20, 2008, among BOI Hunter, ALH and the other ALH affiliates signatory thereto. The ALH warrants were issued to BOI Hunter but the note remained outstanding and unconverted until May 25, 2010, when the Company, ALH, BOAI Pharm and BOI Hunter agreed to a settlement of the Company’s obligations under the Credit and Security Agreement. Pursuant to the settlement agreement, we paid BOI Hunter the $1.5 million in outstanding principal, and issued to BOI Hunter, a three-year warrant to purchase 298,805 shares of common stock at $2.51 per share, for the ALH warrants held by BOI Hunter. In addition, our controlling stockholder at the time, allocated to BOI Hunter 239,044 shares of our common stock to be issued to him for his equity interests in ALH. The Company also agreed that it would register the securities issued under the settlement agreement for resale before the expiration of a 12-month period commencing on the date of the settlement agreement, and that failure to effect such registration would incur an immediate penalty of $89,700, as well as an additional penalty of $10,000 per month until such registration was effected. The Company had not fulfilled its obligation to effect the registration of the BOI Hunter securities to date because the Company’s registration statement on Form 10 is still undergoing SEC review and the Company expects that any registration statement registering the BOI Hunter securities for resale will not go effective until after SEC clearance of the Form 10 registration statement. On September 9, 2011, BOI Hunter initiated a lawsuit against the Company in the United States District Court for the Southern District of New York, claiming liquidated damages of $89,700 plus $10,000 per month for the Company’s alleged failure to have an effective registration statement by May 25, 2011. The Company has retained counsel to assist in the resolution of this complaint.

  The Company advanced payments to several equipment suppliers in order to support increasing production with competitive procurement cost. According to the agreements with the suppliers, as of September 30 (Unaudited), 2011, the Company expects to pay approximately $2.93 million going forward.

  In August 2010 and July 2011, BOAI Pharmaceutical signed contracts with GuangPing County Construction and Installation Group to build the new factory based in Jinghai. According to the contract, GuangPing County Construction and Installation Group will install purchased equipment, build GMP plants and other related infrastructure, with an estimated total investment in excess of $20 million (RMB 132,661,800), starting from January 2011 till August 2012. As of September 30, 2011 (unaudited), the Company expects to pay an additional $11.6 million to complete the construction of office building and new factory.

Critical Accounting Policies

There were no changes in our critical accounting policies from those under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Registration Statement on Form 10 as amended, filed on August 17, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning interest. We do not invest in any trading instruments. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of September 30, 2011 and June 30, 2011 was $0. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2011, would decrease net income before provision for income taxes by approximately $54,000, or less than 0.5% for the three months ended September 30, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollars, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollars financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollars of 5% would increase (decrease) our comprehensive income by approximately $4.9 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2011. As of September 30, 2011, our accumulated other comprehensive income was $6.8 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Xuecheng Xia, and our Chief Financial Officer, Mr. Shuyuan Chang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Ms. Xia and Mr. Chang, determined that, as of September 30, 2011, and as of the date of this report, for the reasons set forth below, our disclosure controls and procedures were not effective.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended September 30, 2011 to contain a material misstatement.

This quarterly report is not required to, and does not, include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

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

China BOI Hunter, LLC, or BOI Hunter, was the holder of (a) a Secured Convertible Promissory Note of $1.5 million, due December 20, 2008, and (b) warrants to purchase up an amount of shares of ALH common stock equal to $750,000, issued pursuant to a certain Credit and Security Agreement, dated as of June 20, 2008, among BOI Hunter, ALH and the other ALH affiliates signatory thereto. The ALH warrants were issued to BOI Hunter but the note remained outstanding and unconverted until May 25, 2010, when the Company, ALH, BOAI Pharm and BOI Hunter agreed to a settlement of the Company’s obligations under the Credit and Security Agreement. Pursuant to the settlement agreement, we paid BOI Hunter the $1.5 million in outstanding principal, and issued to BOI Hunter, a three-year warrant to purchase 298,805 shares of common stock at $2.51 per share, for the ALH warrants held by BOI Hunter. In addition, our controlling stockholder at the time, allocated to BOI Hunter 239,044 shares of our common stock to be issued to him in exchange for his equity interests in ALH. The Company also agreed that it would register the securities issued under the settlement agreement for resale before the expiration of a 12-month period commencing on the date of the settlement agreement, and that failure to effect such registration would incur an immediate penalty of $89,700, as well as an additional penalty of $10,000 per month until such registration was effected. The Company had not fulfilled its obligation to effect the registration of the BOI Hunter securities to date because the Company’s registration statement on Form 10 is still undergoing SEC review and the Company expects that any registration statement registering the BOI Hunter securities for resale will not go effective until after SEC clearance of the Form 10 registration statement. On September 9, 2011, BOI Hunter initiated a lawsuit against the Company in the United States District Court for the Southern District of New York, claiming liquidated damages of $89,700 plus $10,000 per month for the Company’s alleged failure to have an effective registration statement by May 25, 2011. The Company has retained counsel to assist in the resolution of this compliant.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed under “Risk Factors” in our Registration Statement on Form 10, as amended, filed on August 17, 2011.

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

Date: November 21, 2011	ASIA LEECHDOM HOLDING CORPORATION

By: /s/ Xuecheng Xia
Xuecheng Xia
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Shuyuan Chang
Shuyuan Chang
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)